Form 10-Q
period 2017-06-30
Flat Rock Capital Corp.
filed 2017-08-14
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission File Number: 000-55767

Flat Rock Capital Corp.

Maryland	82-0894786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Avenue of the Americas, 18th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 596-3413

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of August 14, 2017, the registrant had 335,250 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Flat Rock Capital Corp.

Statement of Assets and Liabilities

(Unaudited)

As of June 30, 2017
Assets:
Non-Controlled Investments, at fair value (amortized cost $19,953,753)	$19,954,115
Cash and cash equivalents	2,150,000
Receivables:
Subscriptions	25,000
Total Assets	$22,129,115

Liabilities:
Payables:
Investment securities purchased	$6,954,895
Due to broker	12,598,173
Accrued other general and administrative fees	480
Total Liabilities	$19,553,548

Commitments and Contingencies (Note 7)

Net Assets:
Common Shares, $0.001 par value; 150,000,000 shares authorized; 128,750 issued and outstanding.	$129
Additional paid-in capital	2,574,871
Undistributed net investment income	205
Net unrealized gains on investments	362
Total Net Assets	$2,575,567
Total Liabilities and Net Assets	$22,129,115
Net Asset Value Per Share	$20.00

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statement of Operations

(Unaudited)

For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$685
Total investment income from non-controlled, non-affiliated investments	685
Total Investment Income	685

Expenses:
Management fees	24,592
Audit fees	25,000
Fund accounting and administration fees	10,000
Other general and administrative fees	480
Total Expenses	60,072
Less: Management fee waiver	(24,592)
Less: Expense reimbursement	(35,000)
Net expenses	480
Net Investment Income	205

Unrealized Gains on Investments
Net unrealized gains:
Non-controlled, non-affiliated investments	362
Total Net Unrealized Gains	362
Net Increase in Net Assets Resulting from Operations	$567
Earnings Per Share - Basic and Diluted	$0.04
Weighted Average Shares Outstanding - Basic and Diluted	14,025

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statement of Changes in Net Assets

(Unaudited)

For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Increase in Net Assets Resulting from Operations:
Net investment income	$205
Net unrealized gains on investments	362
Net Increase in Net Assets Resulting from Operations	567

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	2,575,000
Increase in Net Assets Resulting from Capital Share Transactions	2,575,000
Total Increase in Net Assets	2,575,567
Net Assets, Beginning of Period	—
Net Assets, End of Period	$2,575,567
Undistributed Net Investment Income	$205

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statement of Cash Flows

(Unaudited)

For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$567
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains/losses on investments	(362)
Net amortization of discount on investments	(685)
Purchases of investments, net	(19,953,068)
Changes in operating assets and liabilities:
Payable for investments purchased	6,954,895
Payable due to broker	12,598,173
Accrued expenses and other liabilities	480
Net cash used in operating activities	(400,000)
Cash Flows from Financing Activities:
Subscription receivable	(25,000)
Proceeds from issuance of common shares	2,575,000
Net cash provided by financing activities	2,550,000
Net increase in cash and cash equivalents	2,150,000
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$2,150,000

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Schedule of Investments

As of June 30, 2017

(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Company(3)	Industry	Interest	Date	Date	Par	Cost(1)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AP Gaming I, LLC (5)	Entertainment & Leisure	L+ 5.50% (1% Floor)	6/6/2017	2/15/2024	$1,000,000	$997,500	$997,500	38.7%
Idera, Inc.(5)	Computers & Electronics	L+ 5.00% (1% Floor)	6/27/2017	6/29/2024	500,000	495,000	495,000	19.2%
Logibec Inc.(4)(5)	Healthcare Information Technology	CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	4,907,141	4,964,895	4,964,895	192.7%
MND Holdings III Corp.(5)	Entertainment & Leisure	L+ 4.50% (1% Floor)	6/19/2017	6/19/2024	500,000	497,500	497,500	19.3%
Total First Lien Senior Secured					6,907,141	6,954,895	6,954,895	270.0%

Total Debt Investments					6,907,141	6,954,895	6,954,895	270.0%

		Maturity	Acquisition	Number of	Principal /	Amortized	Fair	Percentage
Company(3)	Yield to Maturity	Date	Date	Shares	Par	Cost	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill	0.735%	7/6/2017	6/28/2017	13,000,000	12,998,858	12,998,858	12,999,220	504.6%
Total U.S. Government Securities					12,998,858	12,998,858	12,999,220	504.6%

Total Investments					$19,905,999	$19,953,753	$19,954,115	774.6%
Liabilities in excess of other assets							(17,378,068)	(674.6)%
Net assets							$2,576,047	100.0%

(1) The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2) Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of June 30, 2017, LIBOR and CDOR were 1.30% and 1.07%, respectively.

(3) As of June 30, 2017, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4) Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940.

(5) Investments are unsettled as of June 30, 2017.

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Notes to Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Flat Rock Capital Corp. (“Flat Rock” or the “Company”) is a Maryland corporation formed on March 20, 2017 and commenced operations on May 3, 2017. The Company was formed to primarily make debt investments in senior secured loans of U.S. middle-market companies (“Senior Loans”). The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to qualify and be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and intends to qualify as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements. The Company’s investment objective is the preservation of capital while generating current income from its debt investments and seeking to maximize the portfolio’s total return.

Flat Rock Global, LLC (the “Adviser” or “Flat Rock Global”), a Delaware limited liability company, serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio under the terms of an investment advisory agreement between the Company and the Adviser, subject to the supervision of the Company’s Board of Directors (the “Board”).  The Board consists of three directors, two of whom are independent.

The Company is conducting a continuous private offering of shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Shares of common stock are offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The Company offers shares through its agents and employees without sales commission or other remuneration on a “best efforts” basis. The Company believes that each of its employees and agents qualifies as an “associated person not deemed to be broker” within the meaning of Rule 3a4-1 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and articles of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Boards (“FASB”). Accordingly, the financial statements may not include all of the information and notes required by U.S. GAAP for annual financial statements.

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under the Code for the taxable year ending

December 31, 2017. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

To qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Valuation of Portfolio Investments

The Board has established procedures for the valuation of the Company’s  investment portfolio. These procedures are detailed below.

Investments for which market quotations are readily available will be valued at such market quotations.

Most of the Company’s investments will not be traded on a national securities exchange, and will not have the benefit of market quotations or other pricing data from such an exchange. The Company will have the benefit of third-party bid-ask quotations. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, the Board has approved a multi-step valuation process each quarter, as described below:

1.	each portfolio company or investment will be valued by Flat Rock Global, potentially with information received from one or more independent valuation firms engaged by the Board;

2.

an independent valuation firm will conduct independent valuations and make an independent assessment of the value of each investment on a rotating basis so that each investment is valued at least twice annually;

3.	the valuation committee of the Board will review and discuss the preliminary valuation prepared by Flat Rock Global and that of the independent valuation firm and

4.

the Board will discuss the valuations and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of Flat Rock Global, an independent valuation firm and the valuation committee.

Investments will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that may be taken into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

The Company has adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures,

which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

ASC Topic 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

In accordance with ASC Topic 820, the fair value of the Company’s investments is defined as the price that would be received upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Organization and Offering Expenses

Generally, costs associated with the organization of the Company are expensed as incurred, and costs incurred in connection with a continuous offering are deferred and amortized over twelve months from incurrence. However, the Adviser has agreed to bear all organization expenses and offering costs incurred in connection with the private offering and such expenses will not be subject to reimbursement by the Company.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the statement of assets and liabilities as an asset until the debt liability is recorded.

Distributions to Common Stockholders

Distributions to common stockholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

Foreign Currency Translation

Our books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1.	Fair value of investment securities, other assets and liabilities — at the exchange rates prevailing at the end of the applicable period; and

2.	Purchases and sales of investment securities, income and expenses — at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

Accounting Standards

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments — Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company has evaluated the impact that the adoption of the amendments to Regulation S-X on its financial statements and disclosures and determined that the adoption of the amendments to Regulation S-X has not had a material impact on its financial statements.

In November 2016, FASB issued a new Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact, if any, of applying this provision.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components— a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on June 28, 2017, acquired $13,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to the Adviser, all of which were waived by the Adviser. For the period ended June 30, 2017, the Company incurred management fees of $24,592 all of which were waived by Flat Rock Global.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 15% of the Company’s pre-incentive fee net investment income for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.5% (6.0% annualized), subject to a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent that 15.0% of the cumulative net increase in net assets resulting from operations for the prior twelve quarters exceeds the cumulative incentive fees accrued and/or paid for the prior twelve quarters. In other words, any subordinated incentive fee on income that is payable in a calendar quarter is limited to the lesser of (i) 15.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter that exceeds the 1.5% hurdle, subject to the “catch-up” provision and (ii) (x) 15.0% of the cumulative net increase in net assets resulting from operations for the prior twelve quarters minus (y) the cumulative incentive fees accrued and/or paid for the prior twelve quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses since inception.

The total return requirement described above is designed to measure the performance of Flat Rock Global over a longer time horizon than on a quarterly basis and to ensure that Flat Rock Global does not earn fees for exceeding the hurdle rate in selected quarters while under-performing on a longer-term basis.  The total return requirement is likewise designed to incentivize Flat Rock Global to not focus solely on quarterly performance, but to seek investments that exhibit strong performance on a long-term basis.  The Company believes that the total return requirement is beneficial to investors and has the potential to reduce the fees payable to Flat Rock Global in the event of under-performance on a long-term basis.

Under the capital gains component of the incentive fee, the Company pays Flat Rock Global at the end of each calendar year 15.0% of its aggregate cumulative realized capital gains from inception through the end of that year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized losses through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” does not include any unrealized gains. It should be noted that the Company accrues an incentive fee for accounting purposes taking into account any unrealized gains in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Administration Agreement

The Company entered into an administration agreement with Flat Rock Global to serve as its Administrator. Pursuant to the administration agreement, Flat Rock Global will provide the Company with services such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate or engage a third-party firm to perform some or all of these functions. The Company will not pay Flat Rock Global any fees pursuant to the Administration Agreement. The Company will reimburse Flat Rock Global for administrative expenses it incurs as a result of providing these services.

Beginning on May 3, 2017, the Company’s adviser, Flat Rock Global, LLC (“Flat Rock Global”), agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. During the period ended June 30, 2017, these reimbursements totaled $35,000, which consisted of fund accounting, fund administration and audit fees. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements.

Note 4. Investments

The following table presents the composition of the investment portfolio at amortized cost and fair value as of June 30, 2017:

	June 30, 2017
	Amortized	Fair
	Cost	Value
First-lien senior secured debt	$6,954,895	$6,954,895
U.S. Government Securities	12,998,858	12,999,220
Total Investments	$19,953,753	$19,954,115

As of June 30, 2017, approximately 24.9% of the investment portfolio at amortized cost and 24.9% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Canada. Such investments are not qualifying assets as defined by Section 55(a) of the Investment Company Act of 1940.

The industry composition of investments based on fair value as of June 30, 2017 was as follows:

June 30, 2017

U.S. Government Securities	65.1%
Healthcare Information Technology	24.9%
Entertainment & Leisure	7.5%
Computers & Electronics	2.5%
Total	100.0%

The geographic composition of investments based on fair value as of June 30, 2017 was as follows:

June 30, 2017

United States:
Government Securities	65.1%
West	5.0%
Northeast	2.5%
South	2.5%
Midwest	0.0%
Canada	24.9%
Total	100.0%

Note 5. Fair Value of Investments

Fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. Accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date.

The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the fair value hierarchy of investments as of June 30, 2017:

	Fair Value Hierarchy as of June 30, 2017
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$—	$6,954,895	$6,954,895
U.S. Government Securities	12,999,220	—	—	12,999,220
Total Investments	$12,999,220	$—	$6,954,895	$19,954,115

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the period May 3, 2017 through June 30, 2017:

As of June 30, 2017
First-lien debt
senior secured
Fair value, beginning of period	$—
Purchases of investments, net	6,954,895
Proceeds from investments, net	—
Net change in unrealized gain (loss)	—
Net amortization of discount on investments	—
Transfers into (out of) Level 3	—
Fair value, end of period	$6,954,895

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that were held by the Company at June 30, 2017.

Net change
in Unrealized
Gain (Loss) for
the period ended
June 30, 2017
on Investments
Held at
June 30, 2017
First-lien senior secured debt	$—

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2017. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

As of June 30, 2017
Impact to
Valuation
				Range	from an
		Valuation	Unobservable	(Weighted	Increase in
	Fair Value	Technique	Input	Average)	Input
First-lien senior secured debt	$6,954,895	Recent Transaction	N/A*	99-99.75 (99.15)	None

* Unobservable input based on recent transaction price.

Note 6. Capital Contributions

On May 3, 2017, the Company issued and sold 10,000 shares of its common stock at an aggregate purchase price of $200,000 to Robert K. Grunewald. These shares were issued and sold in reliance upon the available exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On June 29, 2017, the Company issued and sold 118,750 shares of its common stock at an aggregate purchase price of $2,375,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Note 7. Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2017, management is not aware of any pending or threatened litigation.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue 125,000,000 shares of common stock at $0.001 par value per share and 25,000,000 shares of preferred stock.

Note 9. Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the period from May 3, 2017 (Commencement of operations) to June 30, 2017:

For the Period May 3, 2017 (Commencement operations) through June 30, 2017
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$—

Results of Operations:
Net Investment Income(1)(4)	0.00
Net Realized and Unrealized Gain (Loss) on Investments(1)	—
Net Increase in Net Assets Resulting from Operations	0.00

Distributions to Common Shareholders
Distributions from Net Investment Income	—
Distributions from Realized Gains	—
Net Decrease Resulting from Distributions	—

Capital Share Transactions
Issuance of Common Stock	20.00
Net Increase (Decrease) Resulting from Capital Share Transactions	20.00
Net Asset Value, End of Period	$20.00

Shares Outstanding, End of Period	128,750

Ratio/Supplemental Data
Net assets, end of period	$2,575,567
Total Return(3)	0.00%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)	28.86%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)	0.23%
Ratio of net investment income (loss) to average net assets(2)	0.10%

(1)   The per common share data was derived by using weighted average shares outstanding.

(2)   The ratios reflect an annualized amount.

(3)   Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.

(4)   Less than $0.005 per share.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein.

There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On July 20, 2017, the Company issued and sold 127,750 shares of its common stock at an aggregate purchase price of $2,555,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On August 2, 2017, the Company issued and sold 78,750 shares of its common stock at an aggregate purchase price of $1,575,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “we,” “us,” “our,” “Flat Rock Capital,” or the “Company” refer to Flat Rock Capital Corp.

Overview

We are a newly organized specialty finance company formed as a Maryland corporation on March 20, 2017.  We are an externally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”), and intends to elect and to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objective is the preservation of capital while generating current income from debt investments and seeking to maximize our portfolio’s total return.  We intend to achieve this objective by investing in a portfolio composed primarily of debt investments in senior secured loans of U.S. middle-market companies, which we refer to as Senior Loans. We intend to achieve our investment objective by (i) accessing the established loan origination channels developed by our management team, (ii) selecting investments within our core middle-market focus, (iii) partnering with experienced private equity firms, or sponsors, in many cases with whom our management team has invested alongside in the past, (iv) implementing disciplined underwriting standards and

(v) drawing upon the aggregate experience and resources of our management team.  We expect that most of our Senior Loans will be made to borrowers with EBITDA of between $10 million and $75 million annually.

Flat Rock Global, LLC (our “Adviser” or “Flat Rock Global”), a newly-formed Delaware limited liability company, acts as our investment adviser. Flat Rock Global is registered as an investment adviser under the Advisers Act. Flat Rock Global is controlled by Robert K. Grunewald, our Chairman and Chief Executive Officer. Mr. Grunewald has over 25 years of experience in BDCs, middle market finance, private equity and investment banking.  Flat Rock Global manages the day-to-day operations of, and provides investment advisory and management services to us.

Additionally, we may from time to time hold or invest in equity securities and other debt or equity securities generally arising from a restructuring of Senior Loan positions previously held by us.  Flat Rock Global will also periodically evaluate all investments that are not Senior Loans to determine whether we should dispose of assets that are not Senior Loans. In addition, Flat Rock Global will evaluate our portfolio on a regular basis to determine whether to acquire opportunistic investments that are not Senior Loans. We intend to utilize leverage to enhance stockholder returns, and believe that, when properly financed and hedged, our investment strategy can produce attractive risk-adjusted returns.

We plan to hold many of our investments to maturity or repayment, but will sell our investments earlier if a sale or recapitalization of a portfolio company takes place, or if we determine a sale of one or more of our investments is in our best interest. Once we raise significant capital in this or any future offering, we will seek to create a diverse portfolio of Senior Loans by investing approximately $10 to $25 million of capital, on average, in the securities of middle-market companies.  Prior to raising significant capital, we intend to make smaller investments in Senior Loans.

Characteristics of and Risks Related to Investments in Private Companies

A core component of our strategy will be to invest in the corporate debt of privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves may often be illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, less public information generally exists about private companies. Finally, these companies may often not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of Flat Rock Global to obtain adequate information through its due diligence efforts to evaluate the creditworthiness of and risks involved in investing in these companies. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies that are designed to protect investors.

Operating and Regulatory Structure

Our investment activities are managed by Flat Rock Global and supervised by our board of directors (the “Board”), a majority of whom are independent. Under the Investment Advisory Agreement, we pay Flat Rock Global a quarterly management fee based on our average gross assets as well as incentive fees based on our performance.

We have entered into an administration agreement with Flat Rock Global to serve as our Administrator. Pursuant to the administration agreement, Flat Rock Global will provide us with services such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate or engage a third-party firm to perform some or all of these functions.

Revenues

We plan to generate revenue in the form of dividends or interest payable on the debt securities that we hold and capital gains, if any, received prior to the maturity of any debt instruments or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance-based fees. Any such fees will be generated in connection with our investments and recognized as earned.

Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the Investment Advisory Agreement. The investment advisory fees compensate Flat Rock Global for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•                  the cost of calculating our NAV, including the cost of any third-party valuation services;

•                  the cost of effecting sales and repurchase of shares of our common stock and other securities;

•                  investment advisory fees;

•                  transfer agent and custodial fees;

•                  fees and expenses associated with marketing efforts;

•                  federal and state registration fees;

•                  federal, state and local taxes;

•                  independent directors’ fees and expenses;

•                  costs of proxy statements, stockholders’ reports and notices;

•                  fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•                  fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act;

•                  costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•                  brokerage commissions for our investments;

•                  all other offering expenses incurred by Flat Rock Global in performing its obligations, subject to the limitations included in the Investment Advisory Agreement; and

•                  direct costs such as printing, mailing and long distance telephone, incurred by Flat Rock Global and all other expenses incurred by either Flat Rock Global or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by Flat Rock Global in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and chief financial officer and their respective staffs, subject to limitations included in our Investment Advisory Agreement.

Pursuant to the Investment Advisory Agreement, Flat Rock Global is responsible for payment of any and all organization and offering expenses incurred on our behalf in connection with our private offering of shares.  We will not reimburse Flat Rock Global for such expenses borne on our behalf.

Beginning on May 3, 2017, the Company’s adviser, Flat Rock Global, LLC (“Flat Rock Global”), agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. During the period ended June 30, 2017, these reimbursements totaled $35,000, which consisted of fund accounting, fund administration and audit fees. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements.

Board Approval of the Investment Advisory Agreement

The Investment Advisory Agreement was approved by our Board at an in-person meeting of the Board called, in part, for such purpose, on May 16, 2017. Such approval was made in accordance with, and on the basis of an evaluation satisfactory to our Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality and extent of the advisory and other services to be provided under the agreement, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to ours, (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and (iv) information about the services to be performed and the personnel performing such services under the agreement.

Portfolio and Investment Activity

Our investment activity for the period ended June 30, 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated).

For the
Period Ended
June 30, 2017

New investment commitments:
Gross commitments	$6,907,141
Less: Sell downs	—
Total new investment commitments	6,907,141

Principal amount of investments funded:
First-lien senior secured debt investments	6,907,141
Second-lien senior secured debt investments	—
Total principal amount of investments funded	6,907,141

Principal amount of investments sold:
First-lien senior secured debt investments	—
Second-lien senior secured debt investments	—
Total principal amount of investments sold or repaid	—

Number of investment commitments	4
Average new investment commitment amount	$1,726,785
Weighted average maturity for new investment commitments	3.7 years
Percentage of new debt investment commitments at floating rates	100%
Percentage of new debt investment commitments at fixed rates	0%
Weighted average interest rate of new investment commitments	6.88%
Weighted average spread Base Rate of new floating rate investment commitments	5.75%
Weighted average interest rate on investment sold or paid down	0%

As of June 30, 2017, our investments consisted of the following:

Investments

	June 30, 2017
	Amortized	Fair
	Cost	Value
First-lien senior secured debt	$6,954,895	$6,954,895
U.S. Treasury Securities	12,998,858	12,999,220
Total Investments	$19,953,753	$19,954,115

The table below describes investments by industry composition based on fair value as of June 30, 2017:

Industry Composition

June 30, 2017

U.S. Government Securities	65.1%
Healthcare Information Technology	24.9%
Entertainment & Leisure	7.5%
Computers & Electronics	2.5%
Total	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2017:

Geographic Composition

June 30, 2017

United States:
Government Securities	65.1%
West	5.0%
Northeast	2.5%
South	2.5%
Midwest	0.0%
Canada	24.9%
Total	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of June 30, 2017 were as follows:

Weighted average yields and interest rate

June 30, 2017
Weighted average total yield of debt and income producing securities	7.50%
Weighted average interest rate of debt and income producing securities	6.88%
Weighted average spread over Base Rate of all floating rate investments	5.75%

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•                  Assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;

•                  Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to Discuss financial position, requirements and accomplishments;

•                  Comparisons to other companies in the portfolio company’s industry; and

•                  Review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments.  In addition to various risk management and monitoring tools, our investment Adviser rates the credit risk of all investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

Investment Rating	Description
1

Investments with a rating of 1 involve the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable;

2

Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rate of 2;

3	Investments rated 3 involve a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination or acquisition;

4

Investments rated 4 involve a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition.  In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due); and

5

Investments rated 5 involve a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition.  Most or all of the debt covenants are out of compliance and payments are substantially delinquent.  Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Investment Rating

	June 30, 2017
		Percentage
	Investments at	of Total
Investment Rating	Fair Value	Portfolio
1	$12,999,220	65.1%
2	6,954,895	34.9%
Total	$19,954,115	100.0%

Results of Operations

We are a newly-formed entity that commenced our principal operations on May 3, 2017.  Since we commenced principal operations on May 3, 2017, we therefore have no prior periods with which to compare our operating results.

The following table represents the operating results for the period ended June 30, 2017:

Period
Ended
June 30, 2017
Total Investment Income	$685
Less: Net Expenses	480
Net Investment Income	205
Net unrealized gains on investments	362
Net increase in net assets resulting from operations	$567

Investment Income

Investment income for the period ended June 30, 2017 was as follows:

Period
Ended
June 30, 2017
Interest from investments	$685
Total investment income	$685

Expenses

Operating expenses for the period ended June 30, 2017 were as follows:

Period
Ended
June 30, 2017
Management fees	$24,592
Other operating expenses	35,480
Management fee waiver	(24,592)
Expense reimbursement	(35,000)
Net Expenses	$480

In order to meet the diversification tests required to qualify as a RIC, the Company, on June 28, 2017, acquired $13,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to the Adviser, all of which were waived by the Adviser. For the period ended June 30, 2017, the Company incurred management fees of $24,592, all of which were waived by Flat Rock Global.

Beginning on May 3, 2017, the Company’s adviser, Flat Rock Global, LLC (“Flat Rock Global”), agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. During the period ended June 30, 2017, these reimbursements totaled $35,000, which consisted of fund accounting, fund administration and audit fees. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the period ended June 30, 2017, net unrealized gains on our investment portfolio were comprised of the following:

Period
Ended
June 30, 2017
Unrealized gains on investments	$362
Net unrealized gains	$362

Financial Condition, Liquidity and Capital Resources

We will generate cash primarily from the net proceeds generated from our private offering, and from cash flows from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds will be investments in Senior Loans, payments of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017.  As of June 30, 2017, we sold approximately 118,750 shares of common stock for gross proceeds of approximately $2,375,000.  As of June 30, 2017, we had cash and cash equivalents of approximately $2,150,000.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so.

Flat Rock Global has agreed to pay all of our organization and offering expenses in connection with our private offering, including, but not limited to, expenses incurred in connection with legal, accounting and printing expenses, expenses associated with stockholder relations, transfer agent fees, fulfillment costs, and expenses associated with advertising and sales literature prepared by us.  We will not reimburse Flat Rock Global for such organization and offering expenses it incurs. Therefore, these fees and expenses will not reduce the net proceeds available to us from the sale of our shares in our private offering.

Capital Contributions

On May 3, 2017, we issued and sold 10,000 shares of our common stock at an aggregate purchase price of $200,000 to Robert K. Grunewald. These shares were issued and sold in reliance upon the available exemption from registration found in Section 4(2) of the Securities Act.

On June 29, 2017, we issued and sold 118,750 shares of its common stock at an aggregate purchase price of $2,375,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Distribution Policy

Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis beginning no later than the first calendar quarter subsequent to our initial closing of shares in our private offering.  We will calculate each stockholder’s specific distribution amount for the month based on a distribution amount per share per day of our common stock, which will accrue daily for each stockholder from the date we accept their subscription for shares of our common stock. From time to time, we may also pay interim distributions, including capital gains distributions, at the discretion of our Board. Each year a statement on Internal Revenue Service Form 1099-DIV (or successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90.0% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gain in excess of capital loss for the one-year period ending on October 31 of such calendar year and (3) any ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.

Critical Accounting Policies

This discussion of our expected operating plans is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements will require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we have described our critical accounting policies in the notes to our financial statements.

Valuation of Portfolio Investments

Our Board  has established procedures for the valuation of our investment portfolio. These procedures are detailed below.

Investments for which market quotations are readily available will be valued at such market quotations.

Most of our investments will not be traded on a national securities exchange, and we will not have the benefit of market quotations or other pricing data from such an exchange. We will have the benefit of third-party bid-ask quotations. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

1.	each portfolio company or investment will be valued by Flat Rock Global, potentially with information received from one or more independent valuation firms engaged by our Board;

2.

an independent valuation firm will conduct independent valuations and make an independent assessment of the value of each investment on a rotating basis so that each investment is valued at least twice annually;

3.	the valuation committee of our Board will review and discuss the preliminary valuation prepared by Flat Rock Global and that of the independent valuation firm and

4.

our Board will discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of Flat Rock Global, an independent valuation firm and the valuation committee.

Investments will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

We have adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

ASC Topic 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

In accordance with ASC Topic 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Contractual Obligations

Payments for investment advisory services under the Investment Advisory Agreement in future periods are equal to (a) a management fee calculated at an annual rate of 1.375% of the value of our gross assets and (b) an incentive fee based on our performance. We have entered into an administration agreement with Flat Rock Global to serve as our Administrator. We anticipate that the Administrator will be reimbursed for administrative expenses incurred on our behalf.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.

Valuation Risk

Most of our investments will not be traded on a national securities exchange, and we will not have the benefit of market quotations or other pricing data from such an exchange. We will have the benefit of third-party bid-ask quotations. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of June 30, 2017, all of the investments in our portfolio were at floating rates.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of June 30, 2017 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.  Risk Factors.

As of June 30, 2017, there have been no material changes from risk factors set forth in our Registration Statement on Form 10 dated and filed with the Securities and Exchange Commission (“SEC”) on May 23, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2017, the Company issued and sold 10,000 shares of its common stock at an aggregate purchase price of $200,000 to Robert K. Grunewald. These shares were issued and sold in reliance upon the available exemption from registration found in Section 4(2) of the Securities Act.

On June 29, 2017, we issued and sold 118,750 shares of its common stock at an aggregate purchase price of $2,375,000 as detailed in the following table. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flat Rock Capital Corp.

Date: August 14, 2017
/s/ Robert K. Grunewald
	Name:	Robert K. Grunewald
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017
/s/ Richard A. Petrocelli
	Name:	Richard A. Petrocelli
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1

Articles of Incorporation of Flat Rock Capital Corp. (Incorporated by reference to the initial filing of the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on March 24, 2017.)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

3.3	Bylaws (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 1, 2017.)

4.1	Form of Subscription Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.1	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)

10.2	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.3	Form of Custody Agreement (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 1, 2017.)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.