Form 10-Q
period 2017-09-30
Flat Rock Capital Corp.
filed 2017-11-14
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of November 13, 2017, the registrant had 984,950 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Flat Rock Capital Corp.

Statement of Assets and Liabilities

(Unaudited)

As of September 30, 2017
Assets:
Non-controlled investments, at fair value (amortized cost $24,983,407)	$25,348,476
Cash and cash equivalents	7,959,338
Receivables:
Dividends and interest	9,402
Due from investment adviser	200,839
Total Assets	$33,518,055

Liabilities:
Payables:
Investment securities purchased	$6,131,918
Dividends payable	63,585
Due to broker	7,734,932
Unrealized depreciation on forward foreign currency contracts	75,326
Accrued other general and administrative fees	228,294
Total Liabilities	$14,234,055

Commitments and Contingencies (Note 7)

Net Assets:
Common Shares, $0.001 par value; 150,000,000 shares authorized; 964,200 issued and outstanding.	$964
Additional paid-in capital	19,283,036
Distributions in excess of net investment income	(23,085)
Net realized losses on investments and foreign currency transactions	(266,658)
Net unrealized gains on investments, foreign currency translations, and foreign currency contracts	289,743
Total Net Assets	$19,284,000
Total Liabilities and Net Assets	$33,518,055
Net Asset Value Per Share	$20.00

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2017	For the Period May 3, 2017 (commencement of operations) through September 30, 2017
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$113,255	$113,940
Total investment income from non-controlled, non-affiliated investments	113,255	113,940
Total Investment Income	113,255	113,940

Expenses:
Management fee	96,535	121,127
Professional fees	138,170	163,650
Interest expense from security borrowings	9,778	9,778
Other general and administrative fees	54,644	64,644
Total Expenses	299,127	359,199
Less: Management fee waiver (Note 3)	(96,535)	(121,127)
Less: Expense reimbursement (Note 3)	(165,839)	(200,839)
Net expenses	36,753	37,233
Net Investment Income	76,502	76,707

Realized and unrealized gains (losses) on investments
Net realized losses:
Non-controlled, non-affiliated investments	(687)	(687)
Net realized losses on foreign currency transaction	(265,971)	(265,971)
Total net realized losses	(266,658)	(266,658)
Net unrealized gains (losses):
Non-controlled, non-affiliated investments	62,806	63,168
Foreign currency translation	301,901	301,901
Forward foreign currency contracts (Note 2)	(75,326)	(75,326)
Total net unrealized gains (losses)	289,381	289,743
Total realized and unrealized gains (losses)	22,723	23,085
Net Increase in Net Assets Resulting from Operations	$99,225	$99,792
Earnings Per Share - Basic and Diluted	$0.26	$0.42
Weighted Average Shares Outstanding - Basic and Diluted	380,567	237,349

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statement of Changes in Net Assets

(Unaudited)

For the Period May 3, 2017 (commencement of operations) through September 30, 2017
Increase in Net Assets Resulting from Operations:
Net investment income	$76,707
Net realized losses on investments and foreign currency transactions	(266,658)
Net unrealized gains on investments, foreign currency translations, and foreign currency contracts	289,743
Net Increase in Net Assets Resulting from Operations	99,792

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions declared from net investment income	(99,792)
Decrease in Net Assets Resulting from Stockholder Distributions	(99,792)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	19,284,000
Increase in Net Assets Resulting from Capital Share Transactions	19,284,000
Total Increase in Net Assets	19,284,000
Net Assets, Beginning of Period	—
Net Assets, End of Period	$19,284,000
Undistributed Net Investment Income	$(23,085)

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statement of Cash Flows

(Unaudited)

For the Period May 3, 2017 (commencement of operations) through September 30, 2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$99,792
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in realized gains/losses on investments and foreign currency transactions	266,658
Net change in unrealized gains/losses on investments, foreign currency translations, and foreign currency contracts	(289,743)
Net amortization of discount on investments	(5,347)
Purchases of investments	(38,307,397)
Proceeds from sale of investments	12,999,094
Changes in operating assets and liabilities:
Dividends and interest receivable	(9,402)
Receivable due from investment adviser	(140,477)
Payable for investments purchased	6,131,918
Dividends payable	63,585
Payable due to broker	7,734,932
Accrued other general and administrative fees	167,932
Net cash used in operating activities	(11,288,455)
Cash Flows from Financing Activities:
Distributions paid in cash	(36,207)
Proceeds from issuance of common shares	19,284,000
Net cash provided by financing activities	19,247,793
Net increase in cash and cash equivalents	7,959,338
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$7,959,338

Non-cash financing activities:
Dividend reinvestments	$—
Subscriptions receivable	$—

Supplemental Information:
Interest paid during the period	$9,778

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Schedule of Investments

As of September 30, 2017

(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Company(3)	Industry	Interest	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AP Gaming I, LLC	Entertainment & Leisure	L + 5.50% (1% Floor)	6/6/2017	2/15/2024	$997,500	$995,053	$997,500	5.2%
Eiger Acquisition B.V.(4)(5)	IT Services	L + 5.25% (1% Floor)	9/22/2017	2/18/2022	1,994,898	2,007,366	2,007,366	10.4%
Harland Clarke Holdings Corp.(5)	Direct Marketing	L + 5.50% (1% Floor)	9/12/2017	2/9/2022	496,835	496,215	496,214	2.6%
Hill International, Inc.(5)	Business Services	L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,500,000	1,492,500	1,492,500	7.7%
Idera, Inc.(5)	IT Services	L + 5.00% (1% Floor)	6/27/2017	6/29/2024	843,341	841,854	847,558	4.4%
KeyPoint Government Solutions, Inc.	Federal Services	L + 6.00% (1% Floor)	8/24/2017	4/30/2022	987,342	977,590	977,468	5.1%
Logibec Inc.(4)	Healthcare Technology	CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	5,212,092	4,861,937	5,212,092	27.0%
MHVC Acquisition Corp.	Federal Services	L + 5.25% (1% Floor)	9/5/2017	3/31/2024	1,496,250	1,510,517	1,511,213	7.8%
MND Holdings III Corp.	Consumer Goods	L + 4.50% (1% Floor)	6/19/2017	6/19/2024	498,750	496,334	504,361	2.6%
PetVet Care Centers, LLC	Consumer Services	L + 6.00% (1% Floor)	8/24/2017	3/31/2023	997,500	992,560	992,513	5.1%
Project Silverback Holdings Corp.	IT Services	L + 4.00% (1% Floor)	9/7/2017	7/31/2024	600,000	600,750	600,750	3.1%
TGP Holdings III LLC(5)	Consumer Goods	L + 5.00% (1% Floor)	9/21/2017	9/25/2022	1,728,814	1,711,525	1,711,525	8.9%
Total First Lien Senior Secured					17,353,322	16,984,201	17,351,060	90.0%

Total Debt Investments					17,353,322	16,984,202	17,351,060	90.0%

		Maturity	Acquisition	Number of	Principal /	Amortized	Fair	Percentage
Company(3)	Yield to Maturity	Date	Date	Shares	Par	Cost	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill	0.28%	10/4/2017	9/21/2017	8,000,000	7,999,206	7,999,206	7,997,416	41.5%
Total U.S. Government Securities					7,999,206	7,999,206	7,997,416	41.5%

Total Investments					$25,352,528	$24,983,407	$25,348,476	131.5%
Liabilities in excess of other assets							(6,064,476)	(31.5)%
Net assets							$19,284,000	100.0%

Forward foreign currency contracts outstanding as of September 30, 2017 were as follows:

						Unrealized
					Expiration	Appreciation
Currency Purchased		Currency Sold		Counterparty	Date	(Depreciation)

USD	5,090,981	CAD	6,435,000	Bannockburn Global Forex, LLC	8/1/2018	(75,326)

CAD    Canadian Dollar

USD     United States Dollar

(1) The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2) Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of September 30, 2017, LIBOR and CDOR were 1.34% and 1.42%, respectively.

(3) As of September 30, 2017, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4) Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940.

(5) Investments or a portion of investments are unsettled as of September 30, 2017.

(6) As of September 30, 2017, the tax cost of the Company’s investments approximates their amortized cost.

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

Flat Rock Global, LLC (the “Adviser” or “Flat Rock Global”), a Delaware limited liability company, serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio under the terms of an investment advisory agreement between the Company and the Adviser, subject to the supervision of the Company’s Board of Directors (the “Board”).  The Board consists of three directors, two of whom are not “interested persons” of the Company or Flat Rock Global, as such term is defined in Section 2(a)(1a) of the 1940 Act.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and articles of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance promulgated by the Financial Accounting Standards Boards (“FASB”). Accordingly, the financial statements may not include all of the information and notes required by U.S. GAAP for annual financial statements.

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

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the state department of revenue.

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

Distributions to Common Stockholders

Distributions to common stockholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon current and estimated net earnings. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument.  During the quarter ended September 30, 2017, the Company utilized long and short forward foreign currency contracts to hedge its foreign currency exposure.

The following tables provide quantitative disclosures about fair values of, and unrealized appreciation (depreciation) on, the Company’s derivative instruments as of and for the quarter ended September 30, 2017, grouped by contract type and risk exposure category.

Liability Derivatives

Forward Contracts	Unrealized depreciation on forward foreign currency contracts	$(75,326)	$(75,326)
Total Value - Liabilities		$(75,326)	$(75,326)

The following table lists the amounts of change in unrealized appreciation (depreciation) included in net increase/(decrease) in net assets resulting from operations during the quarter ended September 30, 2017, grouped by contract type and risk exposure.

Derivative Type	Statement of Operation Location	Foreign Currency Contracts	Total
Change in unrealized appreciation (depreciation)

Forward Contracts	Net change in unrealized losses from forward foreign currency contracts	$(75,326)	$(75,326)
Total Value - Assets		$(75,326)	$(75,326)

During the current fiscal period, the Company’s quarterly average volume of derivatives is as follows:

Forward Foreign Currency Contracts - Payable (Value at Trade Date)	Forward Foreign Currency Contracts - Receivable (Value at Trade Date)

$(2,545,491)	$2,545,491

Foreign Currency Translation

Our books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1.	Fair value of investment securities, other assets and liabilities — at the exchange rates prevailing at the end of the applicable period; and

2.	Purchases and sales of investment securities, income and expenses — at the exchange rates prevailing on the respective dates of such transactions.

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

Accounting Standards

In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, such that the guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company has completed its initial evaluation phase and has determined the impact of its pending adoption of ASU 2014-09 is not expected to have a material effect on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers  (ASU 2014-09), which supercedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when the promised goods and services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods and services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact, if any, of applying this provision.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components— a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on September 22, 2017, acquired $8,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global, all of which were waived by Flat Rock Global. For the three months ended September 30, 2017 and the period May 3, 2017 (commencement of operations) through September 30, 2017, the Company incurred management fees of $96,535 and $121,127, respectively, all of which were waived by Flat Rock Global.

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

Under the capital gains component of the incentive fee, the Company pays Flat Rock Global at the end of each calendar year 15.0% of its aggregate cumulative realized capital gains from inception through the end of that year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized losses through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” does not include any unrealized gains. It should be noted that the Company accrues an incentive fee for accounting purposes taking into account any unrealized gains in accordance with U.S. GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Administration Agreement

The Company entered into an administration agreement with Flat Rock Global to serve as its Administrator. Pursuant to the administration agreement, Flat Rock Global provides the Company with services such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate or has engaged a third-party firm to perform some or all of these functions. The Company does not pay Flat Rock Global any fees pursuant to the Administration Agreement. The Company reimburses Flat Rock Global for administrative expenses it incurs as a result of providing these services.

Beginning on May 3, 2017, the Company’s Adviser agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three months ended September 30, 2017 and the period May 3, 2017 (commencement of operations) through September 30, 2017, these reimbursements totaled $165,839 and $200,839, respectively, which consisted of audit, fund accounting, fund administration, insurance, legal, valuation and other fees. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2017:

	September 30, 2017
	Amortized	Fair
	Cost	Value
First-lien senior secured debt	$16,984,201	$17,351,060
U.S. Government Securities	7,999,206	7,997,416
	24,983,407	25,348,476
Forward foreign currency contracts	—	(75,326)
Total Investments	$24,983,407	$25,273,150

As of September 30, 2017, approximately 27.5% of the investment portfolio at amortized cost and 28.5% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Canada and the Netherlands. Such investments are not qualifying assets as defined by Section 55(a) of the Investment Company Act of 1940.

The industry composition of investments based on fair value as of September 30, 2017 was as follows:

September 30, 2017

U.S. Government Securities	31.5%
Healthcare Technology	20.6%
IT Services	13.6%
Federal Services	9.8%
Consumer Goods	8.7%
Business Services	5.9%
Consumer Services	4.0%
Entertainment & Leisure	3.9%
Direct Marketing	2.0%
Forward Foreign Currency Contracts	0.0%*
Total	100.0%

* Less than 0.5%.

The geographic composition of investments based on fair value as of September 30, 2017 was as follows:

September 30, 2017

United States:
Government Securities	31.5%
West	14.5%
Northeast	14.2%
Southeast	6.0%
South	5.3%
Canada	20.6%
Netherlands	7.9%
Total	100.0%

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

Pricing inputs and weightings applied to determine fair value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the fair value hierarchy of investments as of September 30, 2017:

	Fair Value Hierarchy as of September 30, 2017
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$—	$17,351,060	$17,351,060
U.S. Government Securities	7,997,416	—	—	7,997,416
Forward foreign currency contracts	—	(75,326)	—	(75,326)
Total Investments	$7,997,416	$(75,326)	$17,351,060	$25,273,150

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended September 30, 2017 and the period May 3, 2017 (commencement of operations) through September 30, 2017:

		As of and for the
		Period May 3, 2017
	As of and for the	(commencement of operations)
	Three Months Ended	through
	September 30, 2017	September 30, 2017
	First-lien	First-lien
	senior secured debt	senior secured debt
Fair value, beginning of period	$6,954,895	$—
Purchases of investments, net	10,025,747	16,980,642
Proceeds from investments, net	—	—
Net change in unrealized gain (loss)	366,858	366,858
Net amortization of discount on investments	3,560	3,560
Transfers into (out of) Level 3	—	—
Fair value, end of period	$17,351,060	$17,351,060

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that were held by the Company at September 30, 2017.

	Net change in Unrealized Gain (Loss) as of and for the Three Months Ended	Net change in Unrealized Gain (Loss) as of and for the Period May 3, 2017 (commencement of operations) through
	September 30, 2017	September 30, 2017
First-lien senior secured debt	$366,858	$366,858

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2017, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2017, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2017. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2017
				Range
		Valuation	Unobservable	(Weighted
	Fair Value	Technique	Input	Average)
First-lien senior secured debt	$9,789,549	Recent Transaction	Transaction Price	99-101 (99.92)
First-lien senior secured debt	7,561,511	Market & income approach	EBITDA multiple	9.7x - 14.8x (10.5x)
	$17,351,060		Revenue multiple	1.9x - 5.7x (4.8x)
			Discount rate	5.50% - 7.25% (6.96%)

Note 6. Capital Contributions

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

On August 29, 2017, the Company issued and sold 253,500 shares of its common stock at an aggregate purchase price of $5,070,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On September 29, 2017, the Company issued and sold 375,450 shares of its common stock at an aggregate purchase price of $7,509,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On August 25, 2017, the Company declared a cash dividend of $0.108 per share or $36,207 payable on September 6, 2017.

On September 26, 2017, the Company declared a cash dividend of $0.108 per share or $63,585 payable on October 6, 2017.

Note 7. Commitments and Contingencies

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2017, the Company had an outstanding commitment to fund a delayed draw term loan totaling $0.2 million. The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2017, management is not aware of any pending or threatened litigation.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

		For the
		Period May 3, 2017
		(commencement of operations)
	Three Months Ended	through
	September 30, 2017	September 30, 2017

Increase in net assets resulting from operations	$99,225	$99,792
Weighted average shares of common stock outstanding - basic and diluted	380,567	237,349
Earnings per common share - basic and diluted	$0.26	$0.42

Note 9. Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the period from May 3, 2017 (commencement of operations) to September 30, 2017:

For the Period May 3, 2017 (commencement of operations) through September 30, 2017
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$—

Results of Operations:
Net Investment Income(1)	0.32
Net Realized and Unrealized Gain (Loss) on Investments(1)	(0.10)
Net Increase in Net Assets Resulting from Operations	0.22

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.22)
Distributions from Realized Gains	—
Net Decrease Resulting from Distributions	(0.22)

Capital Share Transactions
Issuance of Common Stock	20.00
Net Increase (Decrease) Resulting from Capital Share Transactions	20.00
Net Asset Value, End of Period	$20.00

Shares Outstanding, End of Period	964,200

Ratio/Supplemental Data
Net assets, end of period	$19,284,000
Weighted-average shares outstanding	237,349
Total Return(3)	1.08%
Portfolio turnover	0.00%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	9.01%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	0.93%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	(6.15)%
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	1.92%

(1)       The per common share data was derived by using weighted average shares outstanding.

(2)       The ratios reflect an annualized amount.

(3)       Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.

(4)       Includes interest expense which is not subject to reimbursement by Flat Rock Global, LLC.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein.

There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On October 25th, 2017, the Company declared a dividend of $0.108 per share or $104,134 payable on November 6th, 2017.

On October 30th, 2017, the Company issued and sold 20,750 shares of its common stock at an aggregate purchase price of $415,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

We plan to hold many of our investments to maturity or repayment, but will sell our investments earlier if a sale or recapitalization of a portfolio company takes place, or if we determine a sale of one or more of our investments is in our best interest. Once we raise significant capital in this or any future offering, we will seek to create a diverse portfolio of Senior Loans by investing approximately $10 to $25 million of capital, on average, in the securities of middle-market companies.  Prior to raising significant capital, we intend to make smaller investments primarily in Senior Loans.

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

We have entered into an administration agreement with Flat Rock Global to serve as our Administrator. Pursuant to the administration agreement, Flat Rock Global provides us with services such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate or has engaged a third-party firm to perform some or all of these functions.

Revenues

We generate revenue in the form of dividends or interest payable on the debt securities that we hold and capital gains, if any, received prior to the maturity of any debt instruments or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance-based fees. Any such fees will be generated in connection with our investments and recognized as earned.

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

Beginning on May 3, 2017, the Company’s Adviser agreed to reimburse us for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three months ended September 30, 2017 and the period May 3, 2017 (commencement of operations) through September 30, 2017, these reimbursements totaled $165,839 and $200,839, respectively, which consisted of audit, fund accounting, fund administration, insurance, legal, valuation and other fees. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements.

Portfolio and Investment Activity

As of September 30, 2017, our weighted average total yield of debt and income producing securities at fair value was 7.01%, and our weighted average total yield of debt and income producing securities at amortized cost was 7.01%.

As of September 30, 2017 we had investments in 12 portfolio companies with an aggregate fair value of $17.4 million.

Our investment activity for the period ended September 30, 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated).

Three
Months Ended
September 30, 2017

New investment commitments:
Gross commitments	$9,789,023
Less: Sell downs	—
Total new investment commitments	9,789,023

Principal amount of investments funded:
First-lien senior secured debt investments	$343,341
Second-lien senior secured debt investments	—
Total principal amount of investments funded	343,341

Principal amount of investments sold:
First-lien senior secured debt investments	—
Second-lien senior secured debt investments	—
Total principal amount of investments sold or repaid	—

Number of new investment commitments	8
Average new investment commitment amount	$1,223,628
Weighted average maturity for new investment commitments	4.54 years
Percentage of new debt investment commitments at floating rates	100%
Percentage of new debt investment commitments at fixed rates	0%
Weighted average interest rate of new investment commitments	6.83%
Weighted average spread LIBOR of new floating rate investment commitments	5.54%
Weighted average interest rate on investment sold or paid down	N/A

As of September 30, 2017, our investments consisted of the following:

	September 30, 2017
	Amortized	Fair
	Cost	Value
First-lien senior secured debt	$16,984,201	$17,351,060
U.S. Government Securities	7,999,206	7,997,416
Forward foreign currency contracts	—	(75,326)
Total Investments	$24,983,407	$25,273,150

The table below describes investments by industry composition based on fair value as of September 30, 2017:

September 30, 2017

U.S. Government Securities	31.5%
Healthcare Technology	20.6%
IT Services	13.6%
Federal Services	9.8%
Consumer Goods	8.7%
Business Services	5.9%
Consumer Services	4.0%
Entertainment & Leisure	3.9%
Direct Marketing	2.0%
Forward Foreign Currency Contracts	0.0%*
Total	100.0%

* Less than 0.5%.

The table below describes investments by geographic composition based on fair value as of September 30, 2017:

September 30, 2017

United States:
Government Securities	31.5%
West	14.5%
Northeast	14.2%
Southeast	6.0%
South	5.3%
Canada	20.6%
Netherlands	7.9%
Total	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of September 30, 2017 were as follows:

September 30, 2017
Weighted average total yield of debt and income producing securities	7.01%
Weighted average interest rate of debt and income producing securities	6.83%
Weighted average spread over LIBOR of all floating rate investments	5.54%

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

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments.  In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

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

	September 30, 2017
		Percentage
	Investments at	of Total
Investment Rating	Fair Value	Portfolio
1	$7,922,090	31.3%
2	17,351,060	68.7%
Total	$25,273,150	100.0%

Results of Operations

We are a recently-formed entity that commenced our principal operations on May 3, 2017.  Since we commenced principal operations on May 3, 2017, we therefore have no prior periods with which to compare our operating results.

The following table represents the operating results for the three months ended September 30, 2017 and the period May 3, 2017 (commencement of operations) through September 30, 2017:

		For the Period
	Three Months	May 3, 2017 (Commencement of operations)
	Ended	through
	September 30, 2017	September 30, 2017
Total Investment Income	$113,255	$113,940
Less: Net Expenses	36,753	37,233
Net Investment Income	76,502	76,707
Net realized losses on investments	(266,658)	(266,658)
Net unrealized gains on investments	289,381	289,743
Net increase in net assets resulting from operations	$99,225	$99,792

Investment Income

Investment income for the three months ended September 30, 2017 and the period May 3, 2017 (commencement of operations) through September 30, 2017 was as follows:

		For the Period
	Three Months	May 3, 2017 (Commencement of operations)
	Ended	through
	September 30, 2017	September 30, 2017
Interest from investments	$113,255	$113,940
Total investment income	$113,255	$113,940

Expenses

Operating expenses for the three months ended September 30, 2017 and the period May 3, 2017 (commencement of operations) through September 30, 2017 were as follows:

		For the Period
	Three Months	May 3, 2017 (Commencement of operations)
	Ended	through
	September 30, 2017	September 30, 2017
Management fees	$96,535	$121,127
Other operating expenses	202,592	238,072
Management fee waiver	(96,535)	(121,127)
Expense Reimbursement	(165,839)	(200,839)
Net Expenses	$36,753	$37,233

Net expenses for the three months ended September 30, 2017 were $36,753, which consisted of $96,535 in management fees, $138,170 in professional fees, $9,778 in interest expense and $54,644 in general and administrative fees offset by $96,535 in management fee waivers and $165,839 in expense reimbursement from the Adviser.

Net expenses for the period from inception through September 30, 2017 were $37,233 which consisted of $121,127 in management fees, $163,650 in professional fees, $9,778 in interest expense and $64,644 in general and administrative fees offset by $121,127 in management fee waivers and $200,839 in expense reimbursement from the Adviser.

In order to meet the diversification tests required to qualify as a RIC, the Company, on September 22, 2017, acquired $8,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to the Adviser, all of which were waived by the Adviser. For the three months ended September 30, 2017 and the period May 3, 2017 (commencement of operations) through September 30, 2017, the Company incurred management fees of $96,535 and $121,127, respectively, all of which were waived by Flat Rock Global.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended September 30, 2017 and the period May 3, 2017 (commencement of operations) through September 30, 2017, net unrealized gains on our investment portfolio were comprised of the following:

		For the Period
	Three Months	May 3, 2017 (Commencement of operations)
	Ended	through
	September 30, 2017	September 30, 2017
Unrealized gains on investments	$289,381	$289,743
Net unrealized gains	$289,381	$289,743

Financial Condition, Liquidity and Capital Resources

We will generate cash primarily from the net proceeds generated from our private offering, and from cash flows from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds will be investments in Senior Loans, payments of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017.  As of September 30, 2017, we sold 954,200 shares of common stock for gross proceeds of $19,084,000.  As of September 30, 2017, we had cash and cash equivalents of $7,959,338.

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

Flat Rock Global has agreed to pay all of our organization and offering expenses in connection with our private offering, including, but not limited to, expenses incurred in connection with legal, accounting and printing expenses, expenses associated with stockholder relations, transfer agent fees, fulfillment costs, and expenses associated with advertising and sales literature prepared by us.  We will not reimburse Flat Rock Global for such organization and offering expenses. Therefore, these fees and expenses will not reduce the net proceeds available to us from the sale of our shares in our private offering.

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

On August 29, 2017, the Company issued and sold 253,500 shares of its common stock at an aggregate purchase price of $5,070,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On September 29, 2017, the Company issued and sold 375,450 shares of its common stock at an aggregate purchase price of $7,509,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On August 25, 2017, the Company declared a cash dividend of $0.108 per share or $36,207 payable on September 6, 2017.

On September 26, 2017, the Company declared a cash dividend of $0.108 per share  or $63,585 payable on October 6, 2017.

Distribution Policy

Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis beginning with our initial monthly distribution of $0.108 per share declared by our Board on August 25, 2017, which was paid to our stockholders on September 6, 2017.  We will calculate each stockholder’s specific distribution amount for the month based on a distribution amount per share per day of our common stock, which will accrue daily for each stockholder from the date we accept their subscription for shares of our common stock. From time to time, we may also pay interim distributions, including capital gains distributions, at the discretion of our Board. Each year a statement on Internal Revenue Service

Form 1099-DIV (or successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

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

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the period ended September 30, 2017:

		Distribution
Declaration	Record	Per	Payment	Distribution	Distribution
Date	Date	Share	Date	Payment	Type
8/25/2017	8/25/2017	$0.108	9/6/2017	$36,207	Ordinary Income
9/26/2017	9/26/2017	$0.108	10/6/2017	63,585	Ordinary Income

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

Most of our investments will not be traded on a national securities exchange, and we will not have the benefit of market quotations or other pricing data from such an exchange. Certain of our investments will have the benefit of third-party bid-ask quotations. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Contractual Obligations

Payments for investment advisory services under the Investment Advisory Agreement in future periods are equal to (a) a management fee calculated at an annual rate of 1.375% of the value of our average gross assets as of the end of the two most recently completed quarters and (b) an incentive fee based on our performance. We have entered into an administration agreement with Flat Rock Global to serve as our Administrator. We anticipate that Flat Rock Global will be reimbursed for administrative expenses incurred on our behalf.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.

Valuation Risk

Most of our investments will not be traded on a national securities exchange, and we will not have the benefit of market quotations or other pricing data from such an exchange. Certain of our investments will have the benefit of third-party bid-ask quotations. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of September 30, 2017, we had not incurred any leverage.

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

As of September 30, 2017, all of the investments in our portfolio were at floating rates.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of September 30, 2017 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September  30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.  Risk Factors.

As of September 30, 2017, there have been no material changes from the risk factors set forth in Amendment No. 3 to our Registration Statement on Form 10 dated and filed with the Securities and Exchange Commission (“SEC”) on May 23, 2017.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Some of our term loan agreements with partner companies contain a stated minimum value for LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On August 29, 2017, the Company issued and sold 253,500 shares of its common stock at an aggregate purchase price of $5,070,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On September 29, 2017, the Company issued and sold 375,450 shares of its common stock at an aggregate purchase price of $7,509,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

Date: November 14, 2017
/s/ Robert K. Grunewald
	Name:	Robert K. Grunewald
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017
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

10.1

Investment Advisory Agreement by and between Flat Rock Capital Corp. and Flat Rock Global, LLC, dated May 16, 2017 (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)

10.3	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.4*	Custody Agreement by and between Flat Rock Capital Corp. and U.S. Bank National Association, dated May 3, 2017.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.