Form 10-K
period 2017-12-31
Flat Rock Capital Corp.
filed 2018-03-15
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Flat Rock Capital Corp.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-0894786
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1350 6th Avenue, 18th Floor, New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 596-3413

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, there were approximately 68,750 shares of common stock of Flat Rock Capital Corp. outstanding held by non-affiliates, for an aggregate market value of approximately $1,375,000, assuming a market value of $20.00 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 1,051,426 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on March 14, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s proxy statement for the 2018 annual stockholders meeting, which is expected to be filed no later than April 30, 2018, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

PART I

Item 1. Business

Overview

We are a specialty finance company. We operate as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we intend to elect for U.S. federal income tax purposes to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our tax year ending December 31, 2017. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

We primarily make debt investments in senior secured loans of U.S. middle-market companies (“Senior Loans”). We define middle-market companies as companies having annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, of $10 million to $75 million, although we may opportunistically make investments in larger or smaller companies. We expect that our investments will typically range in size from $10 million to $25 million, although investment amounts may be smaller or larger than this range. In particular, we may make smaller investments in the early stages of our development as we raise capital.

We raise capital through a private offering of our shares of common stock in order to acquire a portfolio composed primarily of Senior Loans of U.S. middle-market companies, consistent with our investment objective and our investment strategy. Flat Rock Global, LLC, a Delaware limited liability company (our “Adviser” or “Flat Rock Global”), serves as our investment adviser pursuant to an investment advisory agreement (the “Advisory Agreement”). Under the Advisory Agreement, our Adviser provides significant credit analysis, structuring capability and transactional experience for us.

Our investment objective is the preservation of capital while generating current income from our debt investments and seeking to maximize our portfolio’s total return. We intend to achieve this objective by investing in a portfolio composed primarily of Senior Loans of U.S. middle-market companies. The companies in which we invest will typically be highly leveraged, and, in most cases, our investments in such companies will not be rated by any rating agency. If such investments were rated, we believe that they would likely receive a below-investment grade rating, which is often referred to as “high-yield” or “junk.” While our primary investment focus is to make loans to, and selected equity investments in, U.S. middle-market companies, we may also make opportunistic investments in larger or smaller companies. Additionally, we may from time to time hold or invest in equity securities and other debt or equity securities generally arising from a restructuring of Senior Loan positions previously held by us. Also, although we do not expect that it will be a significant portion of our income, our investments may also include non-cash income features, including payment in kind interest or dividends (“PIK”) or original issue discount (“OID”). We can offer no assurances that we will achieve our investment objective.

We intend to achieve our investment objective by:

•                  accessing the established loan origination channels developed by our management team;

•                  selecting investments within our core middle-market focus;

•                  partnering with experienced private equity firms, or sponsors, in many cases with whom our management team has invested alongside in the past;

•                  implementing disciplined underwriting standards; and

•                  drawing upon the aggregate experience and resources of our management team.

Because we have elected to be regulated as a BDC and we intend to qualify as a RIC under the Code, our portfolio is subject to diversification and other requirements. See “—Certain U.S. Federal Income Tax Consequences.”

Our Portfolio

As of March 12, 2018, our investment portfolio principal (excluding our investment in U.S. Treasury Bills) totaled $19.7 million and consisted of $19.7 million, or 100%, in first lien senior secured debt.

The following is our investment portfolio as of March 12, 2018 (in thousands):

Portfolio Company	Industry	Security Type	Principal	% of Principal
Logibec	Healthcare IT	First lien senior secured debt	$5,130,898	26.1%
3 Bridge Acquisition, LLC	IT Implementation	First lien senior secured debt	4,000,000	20.3%
Radiology Partners Holdings, LLC	Healthcare Services	First lien senior secured debt	3,648,867	18.5%
Hill International, Inc.	Business Services	First lien senior secured debt	1,492,500	7.6%
MRO Holdings, Inc.	Transportation	First lien senior secured debt	1,000,000	5.1%
TouchTunes Interactive Networks, Inc.	Broadcasting & Subscription	First lien senior secured debt	997,442	5.1%
KeyPoint Government Solutions, Inc.	Federal Services	First lien senior secured debt	974,684	5.0%
Idera, Inc.	Computers & Electronics	First lien senior secured debt	841,268	4.3%
3 Bridge Acquisition, LLC	IT Implementation	First lien senior secured debt	500,000	2.5%
Paradigm Acquisition Corp.	Insurance Services	First lien senior secured debt	500,000	2.5%
Radiology Partners Holdings, LLC	Healthcare Services	First lien senior secured debt	351,133	1.8%
AP Gaming I, LLC	Entertainment & Leisure	First lien senior secured debt	249,373	1.3%
		Total	$19,686,165	100.0%
		First lien	$19,686,165	100.0%

Our Adviser [insert updated info re: ownership from form ADV]

Flat Rock Global acts as our investment adviser. Our Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is controlled by Robert K. Grunewald, our President and Chief Executive Officer. Our Adviser sources and manages our portfolio through a team of investment professionals, led by Mr. Grunewald. Mr. Grunewald has over 25 years of experience with middle market finance, BDCs and asset management firms and as the President and Chief Investment Officer of Business Development Corp. of America, or BDCA. During his tenure at BDCA, Mr. Grunewald grew the company from $2.5 million of assets under management to $2.5 billion. Mr. Grunewald also founded AR Capital BDC Income Fund, the first open-end mutual fund dedicated to investing in the BDC sector. Prior to BDCA, Mr. Grunewald worked at American Capital Strategies, or ACAS, a publicly-traded BDC and global asset manager. As head of the Financial Services Investment Practice at ACAS, Mr. Grunewald and his team focused on investment activity in the specialty finance, insurance, and asset management sectors.

In August 2017, Western Asset Management Company, a globally integrated fixed-income manager with $429 million in assets under management as of June 30, 2017, acquired a 20% ownership interest in Flat Rock Global. Western Asset Management Company is an independent affiliate of Legg Mason.

Our Adviser has its headquarters at 1350 6th Avenue, 18th Floor, New York, NY 10019.

Advisory Agreement

On May 16, 2017, we entered into the Advisory Agreement with Flat Rock Global under which our Adviser:

•                  determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•                  identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•                  determines the assets we originate, purchase, retain or sell;

•                  performs due diligence on our prospective portfolio companies;

•                  executes, monitors and services the investments we make; and

•                  provides us such other investment advice, research and related services as we may, from time to time, require.

Our Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar or other services to others so long as its services to us are not impaired.

Under the terms of the Advisory Agreement, we pay our Adviser a base management fee (the “Management Fee”) and may also pay to it incentive fees (each, an “Incentive Fee”).

The Management Fee is calculated at an annual rate of 1.375% of our average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The Management Fee for any partial month or quarter will be appropriately pro-rated.

The Incentive Fee consists into two parts: (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. Each part of the Incentive Fee is outlined below.

The first part, which we refer to as the “subordinated incentive fee on income,” is calculated and payable quarterly in arrears based on 15% of our “pre-incentive fee net investment income” for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to our investors each quarter, expressed as a quarterly rate of return on “adjusted capital” at the beginning of the most recently completed calendar quarter, of 1.5% (6% annualized) (“Preferred Return”), subject to a “catch up” feature. The calculation of the subordinated incentive fee on income for each quarter is as follows:

•                No incentive fee is payable to our Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the Preferred Return;

•                100% of our pre-incentive fee net investment income, if any, that exceeds the Preferred Return but is less than or equal to 1.764% in any calendar quarter (7.056% annualized) is payable to our Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide our Adviser with an incentive fee of 15% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 1.764% (7.056% annualized) in any calendar quarter; and

•                15% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.764% in any calendar quarter (7.056% annualized) is payable to our Adviser.

The subordinated incentive fee on income is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 15% of the cumulative net increase in net assets resulting from operations since June 21, 2017 exceeds the cumulative incentive fees accrued and/or paid for the prior twelve quarters. In other words, any subordinated incentive fee on income that is payable in a calendar quarter is limited to the lesser of (i) 15% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 1.5% hurdle, subject to the “catch-up” provision and (ii) (x) 15% of the cumulative net increase in net assets resulting from operations since June 21, 2017 minus (y) the cumulative incentive fees accrued and/or paid for the prior twelve quarters.

The second part of the incentive fee, referred to as the “incentive fee on capital gains,” shall be an incentive fee on capital gains earned on liquidated investments from our portfolio during operations prior to our liquidation of and shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee shall equal 15% of our incentive fee capital gains, which shall equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Flat Rock Global to serve as our Administrator. Pursuant to the Administration Agreement, Flat Rock Global will provide us with services such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate or engage a third-party firm to perform some or all of these functions. We will not pay Flat Rock Global any fees pursuant to the Administration Agreement. We will reimburse Flat Rock Global for administrative expenses it incurs as a result of providing these services.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board and (ii) the vote of a majority of our Independent Directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

Market Opportunity

We believe that the banking and financial services crisis, which began in the summer of 2007 and which continues to constrain capital formation activities, created an opportunity for specialty financial services companies with experience in negotiating, structuring and managing Senior Loan investments to capitalize on compelling opportunities to generate attractive yields for investors seeking current income. We believe the following factors create favorable investment opportunities to generate attractive risk-adjusted returns for our stockholders. However, there can be no assurances that we will be able to successfully implement our business strategy and, as a result, meet our investment objective.

The Senior Loan market provides investors seeking current income with an attractive risk-adjusted return profile. The interest on a Senior Loan is determined based on a spread over a market index rate that resets periodically. Further, the terms of the Senior Loans provide for a “floor,” or minimum market index rate, thus providing protection during a period of dramatically falling interest rates. We believe these characteristics offer us a form of interest rate protection in periods of rising and falling interest rates.

Senior Loans are typically collateralized by a company’s assets and structured with a lien on collateral. The structure of these loans provides for greater security and potential recovery in the event of default compared to subordinated fixed-income products, which have a lesser claim on the collateral or may be unsecured. These structural characteristics, combined with reduced volatility, attractive credit fundamentals and favorable liquidity, provide investors with an opportunity to generate attractive returns on an absolute and risk-adjusted basis.

Regulatory reform has made Senior Loans less attractive to banks. Due to the financial services crisis that began in the summer of 2007, banks became subject to increased regulatory restrictions which resulted in more stringent requirements concerning loan underwriting standards, documentation, and risk retention standards. As a result, we believe the cost to comply with these guidelines has increased expenses in connection with holding Senior Loans, which has decreased the attractiveness of the terms of these loans from traditional providers of capital such as banks. These additional costs have led to a decreased ability and interest among traditional lenders in holding Senior Loans on their balance sheets. We believe that alternative providers of capital to the Senior Loan market, such as us, stand to benefit from this changed financial landscape.

Strong demand for debt capital. We believe borrowers will continue to require capital to refinance existing debt, support growth and finance acquisitions. The financial difficulties and widespread consolidation in the U.S. financial services industry has reduced the capacity of lenders able to meet this demand. One primary use of Senior Loans is to finance acquisitions by private equity firms. We expect that private equity firms will continue to pursue acquisitions and to seek to leverage their equity investments with Senior Loans of the type we seek to fund.

Borrowers’ conservative capital structures. Following the recession caused by the credit crisis, which the U.S. Bureau of Labor Statistics defines as occurring between December 2007 and June 2009, lenders have required borrowers to decrease their leverage ratios, specifically to protect lenders during periods of economic downturns. We believe that these requirements have resulted in an improved financial condition of the borrowers and thus strengthened their ability to meet the terms of their debt obligations. We further believe that these developments have increased the attractiveness of Senior Loans, as well as all debt instruments, to the providers of capital such as us.

Competitive Advantages

We believe we have competitive advantages over other operators in the Senior Loan market, including other publicly traded and publicly registered, non-listed BDCs. We expect that these advantages will enable us to deliver attractive risk-adjusted returns over time. Our advantages include the experience and track record of our Adviser’s senior investment team in investing in leveraged loans, our extensive credit underwriting experience and the portfolio management and BDC operations expertise of our Adviser. The principals of our Adviser, Robert K. Grunewald, and Richard A. Petrocelli, also have extensive relationships with private equity sponsors, loan syndication and trading desks, lending groups, management teams, investment bankers, and other industry sources that we believe will provide us with attractive investment opportunities. We expect to benefit from our Adviser’s ability to identify attractive investment opportunities unavailable to other providers of capital, conduct diligence on and value prospective investments, negotiate investment legal documentation and proactively manage a diversified portfolio of investments. We believe our relationships with banks and other lenders will enable us to obtain debt financing for our business at competitive pricing and terms. Our senior management and investment personnel of our Adviser have extensive experience in managing and operating a BDC, which distinguishes us from other BDC issuers whose advisers may not be as experienced in complying with the complex tax, regulatory and investment requirements applicable to BDCs.

Investment Criteria for Evaluating Investment Opportunities

We have established investment criteria to be followed by our Adviser in evaluating the appropriateness of an investment opportunity in a Senior Loan. Specifically, we intend to invest in Senior Loans with the following attributes:

•              Annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million to $75 million;

•              Sustainable leading positions in their respective markets;

•              Scalable revenues and operating cash flow;

•              Experienced management teams with successful track records;

•              Stable, predicable cash flows with low technology and market risks;

•              A substantial equity cushion in the form of capital ranking junior to our investment;

•              Low capital expenditures requirements;

•              A North American base of operations;

•              Strong customer relationships;

•              Products, services or distribution channels having distinctive competitive advantages;

•              Defensible niche strategy or other barriers to entry; and

•              Demonstrated growth strategies.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Committee

Our Adviser has established an investment committee, or the Investment Committee, that consists of Robert K. Grunewald, Josh Martinez, and Richard A. Petrocelli. The role of the Investment Committee is to evaluate and approve our investments, subject to oversight by the Board, pursuant to our investment strategy, to monitor our investment portfolio and to monitor our compliance requirements related to our qualification as a BDC and a RIC. The Investment Committee intends to meet on a regular basis as frequently as it believes is required to maintain prudent oversight of our investment activities. The Investment Committee expects to set and monitor operating policies and guidelines consistent with criteria established by the Board. The Board may change these policies or guidelines at any time without approval from our stockholders.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the distribution and other requirements we must satisfy to maintain our RIC status.

We expect to use the expertise of the investment professionals of our Adviser to which we will have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of our Adviser will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the Advisory Agreement. The investment advisory fees compensate our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•                  the cost of calculating our shares’ net asset value, including the cost of any third-party valuation services;

•                  the cost of effecting sales and repurchases of our shares and other securities;

•                  management and incentive fees payable to Flat Rock Global pursuant to the Advisory Agreement;

•                  transfer agent and custodial fees;

•                  fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•                  federal and state registration fees;

•                  federal, state and local taxes;

•                  interest payable on debt, if any, incurred to finance our investments;

•                  the fees and expenses of any member of the Board who is not an interested person (as defined in the 1940 Act) of the Adviser;

•                  brokerage commissions for our investments;

•                  costs of proxy statements; stockholders’ reports and notices;

•                  costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•                  fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

•                  direct costs such as printing, mailing, long distance telephone and staff costs; and

•                  fees and expenses associated with independent accountants, independent and internal audit, and outside legal costs; and

•                  all other offering expenses incurred by Flat Rock Global in performing its obligations.

Our Adviser will be responsible for payment of any and all organization and offering expenses incurred our behalf in connection with our private offering of shares. Specifically, our Adviser will not seek or be entitled to reimbursement from us for any of the following offering expenses:

•                  transfer agent fees;

•                  fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•                  federal and state registration fees; and

•                  all other offering expenses incurred by Flat Rock Global in performing its obligations.

From time to time, our Adviser and Administrator may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser and Administrator for such amounts paid on our behalf. Other than with respect to our initial organization and operating costs, as described above, there is no contractual cap on the reasonable costs and expenses for which our Adviser will be reimbursed. In addition, we reimburse Flat Rock Global for the allocable portion of the compensation paid by Flat Rock Global to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). All of these expenses will ultimately be borne by our stockholders.

Employees

We do not have any direct employees, and our day-to-day investment operations will be managed by Flat Rock Global. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, the Board may elect to hire additional personnel going forward. Our officers are employees of Flat Rock Global, and a portion of the compensation paid to our chief financial officer and chief compliance officer will be paid by us pursuant to the Administration Agreement. All of our executive officers are also officers of Flat Rock Global.

Regulation as a Public Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. In addition, a BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. As a BDC, we are also required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This means that for every $100 of net assets we have, we are able to borrow or issue senior securities in the amount of $100.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

We may invest up to 100% of our assets in securities acquired directly from, or loans originated directly to, issuers in privately-negotiated transactions. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, the Company generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio will be subject to diversification requirements by virtue of our anticipated status as a RIC for U.S. tax purposes; the related requirements are set forth below.

We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if the Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission (“SEC”) through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). We will be subject to periodic examination by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•                  Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•                  is organized under the laws of, and has its principal place of business in, the United States;

•                  is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•                  satisfies any of the following:

•                  does not have any class of securities that is traded on a national securities exchange;

•                  has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

•                  is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

•                  is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

•                  Securities of any eligible portfolio company that we control.

•                  Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•                  Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•                  Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•                  Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, we generally must have 200% asset coverage for our debt after incurring any new indebtedness, meaning that the total value of our assets must be at least twice the amount of the debt (i.e., 50% leverage).

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “—Regulation as a Public Business Development Company—Qualifying Assets,” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Ongoing Relationships with Portfolio Companies; Valuation

As a BDC, we will offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Flat Rock Global or an affiliate will provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse Flat Rock Global or an affiliate for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, See “Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 200% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

Code of Ethics

We and our Adviser have adopted codes of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes joint procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally does not permit investments by our employees or employees of our Adviser in securities that may be purchased or held by us. The code of ethics has been incorporated by reference to this annual report on Form 10-K.

You may also review our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Exchange Act and Sarbanes-Oxley Act Compliance

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

•                  pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•                  pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•                  pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act or, if later, for the year following our first annual report required to be filed with the SEC), depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

•                  pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Advisor. The Proxy Voting Policies and Procedures of our Adviser are set forth below. The guidelines will be reviewed periodically by our Adviser and our Independent Directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for our Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our Adviser will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of our Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Privacy Principles

We are committed to protecting our investors’ privacy. The following privacy notice explains our privacy policy.

We will safeguard, according to strict standards of security and confidentiality, all information we receive about our investors. The only information we collect from an investor is the investor’s name, address, number of shares the investor holds and the investor’s social security number. This information is used only so that we can send our investors annual reports and other information about us, and send investors proxy statements or other information required by law.

We do not share this information with any non-affiliated third party except as described below.

•                  Authorized Employees of Flat Rock Global. It is our policy that only authorized employees of Flat Rock Global who need to know your personal information will have access to it.

•                  Service Providers. We may disclose investors’ personal information to companies that provide services on our behalf, such as record keeping, processing trades, and mailing information. These companies are required to protect investor information and use it solely for the purpose for which they received it.

•                  Courts and Government Officials. If required by law, we may disclose investors’ personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.

Reporting Obligations

We are a reporting company under the Exchange Act and are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

As a BDC, we are required to file quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K with the SEC. Each of these periodic reports will be made available on our Adviser’s website at www.flatrockglobal.com following the end of each fiscal quarter and fiscal year, as applicable. [NTD: need to confirm, did not see 10-Ks and 8-Ks there). You may also obtain such information by contacting us, in writing at: Flat Rock Capital Corp., 1350 6th Avenue, 18th Floor, New York, NY 10019, or by telephone at (212) 596-3413. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which is available on the SEC’s Internet site at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, partnerships and other pass-through entities, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date hereof and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”) regarding any matter discussed herein. Tax counsel has not rendered any legal opinion regarding any tax consequences relating to us or our stockholders. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” generally is a beneficial owner of shares of our common stock who is for U.S. federal income tax purposes:

•                  a citizen or individual resident of the United States;

•                  a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

•                  a trust if (a) a court in the United States has primary supervision over its administration and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (b) the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person for federal income tax purposes; or

•                  an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. stockholder” generally is a beneficial owner of shares of our common stock that is not a U.S. stockholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner in a partnership holding shares of our common stock should consult his, her or its tax advisers with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, including the potential application of U.S. withholding taxes, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Classification of the Company as Corporation for Tax Purposes

We were incorporated under the laws of the State of Maryland on March 20, 2017, and have been treated as a corporation under Subchapter C of the Code.

Election to be Taxed as a RIC

As a BDC, we intend to elect, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our tax year ending December 31, 2017. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our earnings and profits. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”.)

Taxation as a RIC

If we:

•      qualify as a RIC; and

•      satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, generally defined as net long-term capital gains in excess of net short-term capital losses, we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a nondeductible U.S. federal excise tax of 4% on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income realized, but not distributed, in preceding years and on which we paid no federal income tax (“Excise Tax Avoidance Requirement”).

To qualify as a RIC for federal income tax purposes, we must, among other things:

•                  continue to qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

•                  derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities the (“90% Income Test”); and

•                  diversify our holdings so that at the end of each quarter of the taxable year:

(i)           at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

(ii)        no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more “qualified publicly-traded partnerships,” (the “Diversification Tests”).

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

We intend to invest a portion of our net assets in below investment grade instruments (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation), which are often referred to as “junk” bonds. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary to seek to ensure that we distribute sufficient income so that we do not become subject to U.S. federal income or excise tax.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation as a Public Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations in the Code, such distributions would be eligible for the preferential maximum rate applicable to individual stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we would be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gains at the time of our requalification as a RIC.

The remainder of this discussion assumes that we qualify as a RIC and satisfy the Annual Distribution Requirement.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a maximum tax rate of 20% provided that we properly report such distribution as “qualifying dividend income” in a written statement furnished to our stockholders and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential maximum rate applicable to Qualifying Dividends. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains that are currently generally taxable at a maximum rate of 20% in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

Although we currently intend to distribute any long-term capital gain at least annually, we may in the future decide to retain some or all of our long-term capital gain, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for his, her or its common stock. Since we expect to pay tax on any retained capital gain at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on net capital gain, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form to claim a refund for the taxes we paid. To utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of distributions paid for that year, we may, under certain circumstances, elect to treat a distribution that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the distribution in the taxable year in which the distribution is made. However, any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the distribution was declared.

If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment.

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, individual U.S. stockholders currently are generally subject to a maximum federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, an additional 3.8% Medicare tax will be imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. high-income individuals, and certain estates and trusts. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

We (or if a U.S. stockholder holds shares through an intermediary, such intermediary) will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of distributions, if any, eligible for the preferential maximum rate). Distributions paid by us generally will not be eligible for the dividends-received deduction. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

Recent legislation requires reporting of adjusted cost basis information for covered securities, which generally include shares of a RIC acquired after January 1, 2012, to the IRS and to taxpayers. The tax regulations require that we elect a default tax identification methodology to perform the required reporting. We have chosen the first-in-first-out (“FIFO”) method as the default tax lot identification method for our stockholders. This is the method we will use to determine which specific shares are deemed to be sold when a stockholder’s entire position is not sold in a single transaction and is the method in which “covered” share sales will be reported on a stockholder’s Form 1099. However, at the time of purchase or upon the sale of “covered” shares, stockholders may generally choose a different tax lot identification method. Stockholders should consult a tax advisor with regard to their personal circumstances as the Company and its service providers do not provide tax advice. Stockholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

Backup Withholding. We may be required to withhold federal income tax (“backup withholding”), currently at a rate of 28%, from all distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

Reportable Transactions Reporting. If a U.S. stockholder recognizes a loss with respect to shares of our common stock of $2 million or more for an individual stockholder or $10 million or more for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on Form 8886. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.

Limitation on Deduction for Certain Expenses

If our stock is not beneficially owned by at least 500 persons at all times during the taxable year, then a U.S. stockholder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that we incur, to the extent that the expenses would have been subject to these limitations if the stockholder had incurred them directly. We do not expect our stock to be beneficially owned by 500 or more persons.

If we do not satisfy the 500-stockholder requirement, we would be required to report the relevant expenses, including the Management Fee and Incentive Fee, on Form 1099-DIV, and affected stockholders will be required to take into account as income an amount equal to their allocable share of such expenses.

U.S. Taxation of Tax-Exempt U.S. Stockholders

A U.S. stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. stockholder of the activities we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law.

Therefore, a tax-exempt U.S. stockholder should not be subject to U.S. taxation solely as a result of the stockholder’s ownership of our stock and receipt of dividends with respect to such stock. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. stockholder. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

Taxation of Non-U.S. Stockholders

The following discussion applies only to Non-U.S. stockholders. Whether an investment in our shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in our shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.

Distributions of our investment company taxable income to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, we will not be required to withhold federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.)

In addition, with respect to certain distributions made by RICs to Non-U.S. stockholders, no withholding will be required and the distributions generally will not be subject to federal income tax if (i) the distributions are properly designated in a notice timely delivered to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. No assurance can be given as to whether any of our distributions will be reported as eligible for this exemption from withholding tax.

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains recognized by a Non-U.S. stockholder upon the sale of our common stock, generally will not be subject to federal withholding tax and will not be subject to U.S. federal income tax unless (i) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States, or such Non-U.S. stockholder in the United States or (ii) in the case of an individual stockholder, the stockholder is present in the United States for a period or periods aggregating 183 days or more during the year of the sale or the receipt of the distributions or gains and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. To obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.

Backup Withholding. A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to U.S. federal withholding tax, may be subject to information reporting and backup withholding of federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Non-U.S. stockholders may also be subject to U.S. estate tax with respect to their investment in our common stock.

Foreign Account Tax Compliance Act

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends, and the gross proceeds from the sale of any property that could produce U.S.-source interest or dividends received after December 31, 2018. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Stockholders may be requested to provide additional information to us to enable us to determine whether withholding is required, such as W-8BEN, W-8BEN-E or other applicable series W-8.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Legislative or Other Actions Affecting RICs

The foregoing discussion is only a summary and is based upon existing federal income tax law. You should recognize that the federal income tax treatment of an investment in us may be modified at any time by legislative, judicial or administrative action.  Any such changes may have a retroactive effect with respect to existing transactions and investments and may modify the statements made above.  In particular, on December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Tax Act”) into law. The Tax Act includes sweeping changes to U.S. tax laws and represents the most significant changes to the Code since 1986. You are urged to consult with your own tax advisor with respect to the impact of recent legislation, including the Tax Act, on your investment in our shares.

THE FOREGOING DISCUSSION SHOULD NOT BE CONSIDERED TO DESCRIBE FULLY THE FEDERAL INCOME TAX CONSEQUENCES OF AN INVESTMENT IN US.  YOU ARE STRONGLY ADVISED TO CONSULT WITH YOUR TAX ADVISORS WITH RESPECT TO THE FEDERAL, STATE, LOCAL AND FOREIGN INCOME TAX CONSEQUENCES OF AN INVESTMENT IN US.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value (“NAV”) of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Our Adviser has no prior experience managing a BDC or a RIC.

While Messrs. Grunewald and Petrocelli have served as executive officers for other BDCs, our Adviser has no prior experience managing a BDC or a RIC. Therefore, there is a risk that our Adviser may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our shares of common stock may entail more risk than the shares of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material.

We are recently-formed company with limited operating history.

We were recently formed on March 20, 2017 and commenced operations on May 3, 2017. As a result, we have limited financial information on which you can evaluate an investment in us or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless. In addition, in order to comply with BDC and RIC requirements, we may invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Adviser’s investment professionals. We also depend, to a significant extent, on our Adviser’s access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals, Robert K. Grunewald, our President and Chief Executive Officer, and Richard A. Petrocelli our Chief Operating Officer, Chief Financial Officer and Chief Compliance Officer. The departure of either Mr. Grunewald or Mr. Petrocelli could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Flat Rock Global will remain our Adviser or that we will continue to have access to our Adviser’s investment professionals, information or deal flow.

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including concerns regarding the Chinese economy, declines in commodity prices and increasing volatility, has led to, and may continue to lead to, decreased prices in the broadly syndicated credit market as investors re-price credit risk. While our investments will generally not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

Additionally, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and capital markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Unfavorable economic conditions or other factors may affect our ability to borrow for investment purposes, and may therefore adversely affect our ability to achieve our investment objective.

Unfavorable economic conditions or other factors could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

The amount of any distributions we pay is uncertain. Our distributions to our stockholders may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from investors. Therefore, portions of the distributions that we pay may represent a return of capital to you which will reduce your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.

Subject to the Board’s discretion and applicable legal restrictions, we authorize and declare and intend to continue to authorize and declare monthly distributions that are paid on a monthly basis beginning the first calendar quarter subsequent to our election to be regulated as a BDC. We pay and will continue to pay these distributions to our stockholders out of assets legally available for distribution. We have not established any limit on the extent to which we may use borrowings, if any, to fund distributions (which may reduce the amount of capital we ultimately invest in assets). We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or increase our distribution rate each year. Our ability to pay distributions may be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the investment proceeds or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will reduce your tax basis in your shares. Distributions from the investment proceeds or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies. There can be no assurance that we will be able to sustain distributions at any particular level or at all.

Price declines in the market for Senior Loans may adversely affect the fair value of over-the-counter debt securities we hold, reducing our NAV through increased net unrealized depreciation.

Prior to the onset of the financial crisis, collateralized loan obligations, which are a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised the majority of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. Conditions in the market for Senior Loans may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of over-the-counter debt securities we acquire, which could have a material adverse impact on our business, financial condition and results of operations.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We will compete for investments with other BDCs and investment funds (including private equity funds and mezzanine debt funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make similar investments in Senior Loans. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments in Senior Loans, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities in Senior Loans or otherwise if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments in Senior Loans or otherwise or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in Senior Loans is underserved by traditional commercial banks and other financial sources. A significant increase in the number or the size of our competitors in this market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by the Board, which may be without the benefit of an opinion of third-party valuation experts and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by the Board. However, the majority of our investments will not be publicly traded or actively traded on a secondary market and will instead be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we will value these securities quarterly at fair value as determined in good faith by the Board, with the assistance of one or more third-party valuation firms and/or pricing services.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

The Board may change certain of our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to stockholders.

The Board has the authority to modify or waive certain of our current operating policies, investment criteria and strategies without prior notice and without stockholder approval, if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our common stock. Such effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Our election to be regulated and to operate as a BDC cannot be withdrawn or discontinued without a stockholder vote. However, we will have significant flexibility in investing and may invest in ways with which investors may not agree or for purposes other than those contemplated at this time.

Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon our Adviser to maintain relationships with financial institutions, sponsors and investment professionals, and we will continue to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of our Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition and results of operation will depend on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow will depend on our ability to manage our business. This will depend, in turn, on the ability of the Investment Committee to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the ability of the Investment Committees to execute on our investment process and the ability to provide competent, attentive and efficient services to us and, to a lesser extent, to provide us with access to financing on acceptable terms. Our Adviser will have substantial responsibilities under the Advisory Agreement. Our Advisor’s senior professionals and other personnel may be called upon to provide managerial assistance to our portfolio companies. These activities may distract these professionals or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may result in our investment focus shifting from the areas of expertise of our Adviser to other types of investments in which our Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

We may enter into repurchase agreements, which may affect the value of your investment in us.

We may enter into repurchase agreements as part of our management of our temporary investment portfolio. Our use of repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. Also, we will be exposed to the credit risk of the seller of the securities under a repurchase agreement. For example, if a seller of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected and that may have a negative effect on our results of operations and your investment in us.

We may experience fluctuations in our operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in Senior Loans that meet our investment criteria, variations in the interest rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and may contribute to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue may be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyberattack, a natural catastrophe, an industrial accident, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our Adviser’s computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We and our Adviser depend heavily upon computer systems to perform necessary business functions. Despite implementation of a variety of security measures, our and our Adviser’s computer systems could be subject to cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we and our Adviser may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Third parties with whom we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.

The effect of global climate change may impact the operations of our portfolio companies.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. In December 2015, the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. However, on June 1, 2017, President Donald Trump announced that the U.S. would cease all participation in the Paris Agreement and as a result, some of our portfolio companies may no longer be subject to new or strengthened regulations or legislation, which could have increased their operating costs and/or decreased their revenues.

Proposed legislation may allow us to incur additional leverage.

A bipartisan bill that would change certain requirements relating to the capital structure of BDCs passed the U.S. House of Representatives Financial Services Committee on November 15, 2017. H.R. 4267, the Small Business Credit Availability Act, will amend the 1940 Act to reduce the asset coverage requirements applicable to BDCs and allow BDCs to use securities offerings and proxy rules that are available to other issuers. We will monitor the progress of the bill and assess the impact on our operations, if the bill becomes a law. There are no assurances as to when the legislation will be enacted by current Congress, if at all, or, if enacted, what final form the legislation would take.

We incur significant costs as a result of our reporting obligations.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

Risks Related to Flat Rock Global

The Advisory Agreement with our Adviser and the Administration Agreement with Flat Rock Global were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to our Adviser and Administrator, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we could choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with our Adviser and Administrator. Any such decision, however, would breach our fiduciary obligations to our stockholders.

Our Adviser, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us, and such compensation arrangements may induce our Adviser to make speculative investments or incur debt, which can be adverse to the interests of our stockholders.

Our Adviser and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to investments described in this Annual Report on Form 10-K or any future private or public offerings of equity by us, which allow our Adviser to earn increased management fees.

Further, the incentive fee payable by us to our Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined may encourage our Adviser to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

The fees that we pay our Adviser could impact our investment returns.

We pay management and incentive fees to our Adviser, and reimburse our Adviser for certain expenses it incurs. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. A portfolio company may default on a loan for which prior interest payments were part of the pre-incentive fee net investment income calculation.

In selecting and structuring investments appropriate for us, our Adviser will consider the investment and tax objectives of us and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Certain of our stockholders may have different investment, tax and other objectives with respect to their investments in us. The different interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.

Our Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Flat Rock Global can resign from its role as our Administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Flat Rock Global has the right to resign under the Administration Agreement, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Our Adviser’s liability is limited under the Advisory Agreement, and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Advisory Agreement, our Adviser will not assume any responsibility to us other than to render the services called for under the Advisory Agreement, and it will not be responsible for any action of the Board in following or declining to follow our Adviser’s advice or recommendations. Under the terms of the Advisory Agreement, our Adviser and its affiliates’ respective officers, directors, members, managers, shareholders and employees will not be liable to us, our directors, and our stockholders for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings). These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies

Our failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation as a Public Business Development Company.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. If we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in our portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not maintain our status as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, meets the requirements under the 1940 Act, which currently requires an asset coverage ratio equaling at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We expect to utilize leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if the Board, including a majority of the independent members of the Board, determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including our stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates will be restricted.

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Flat Rock Global without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

Risks Related to Our Investments

Our investments in middle-market companies are risky and we may suffer credit losses.

Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. Middle-market companies are more likely to be considered lower grade investments, commonly called “junk bonds,” which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by our Adviser to be of comparable quality. Lower grade securities or comparable unrated securities are considered predominantly speculative regarding the portfolio company’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic and business developments. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.

Our investments in Senior Loans involve risk and we could lose all or part of our investment.

Investing in Senior Loans involves a number of significant risks. Below investment grade Senior Loans have historically experienced greater default rates than has been the case for investment grade securities. We intend to achieve our investment objective by investing in a portfolio composed primarily of securities that are rated below investment grade by rating agencies, or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk” or “junk bonds,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. There can be no assurance as to the levels of defaults or recoveries that may be experienced on our investments in Senior Loans. Senior Loans in which we invest may be issued by companies with limited financial resources and limited access to alternative financing. Issuers of Senior Loans may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by deterioration in the value of collateral backing our investments. This could lead to a decline in value of our Senior Loan investments, which could result in a decline in our net earnings and NAV.

We may engage in active and frequent trading of Senior Loans, which could result in a relatively high portfolio turnover rate and a more volatile NAV per share. In addition, active and frequent trading will result in increased transaction and execution costs, which could negatively impact our financial condition and your investment in us.

We may engage in active and frequent trading of Senior Loans. If we pursue this strategy, we expect that we will have a relatively high portfolio turnover rate. Portfolio turnover and active and frequent trading may lead to the realization and distribution to our stockholders of higher short-term capital gains, which would increase their tax liability. Further, active and frequent trading generally involves some expense to us and to our stockholders, such as higher transactional and brokerage costs associated with the portfolio turnover, which may reduce our returns to our stockholders. These trading costs and tax effects associated with portfolio turnover may also adversely affect our performance.

In addition, active and frequent trading will result in a more volatile NAV per share. Active trading could result in the value of our portfolio appreciating or decreasing significantly over short periods of time, also causing our NAV per share to experience significant increases or decreases over short periods of time.

We intend to invest in Senior Loans, which include Senior Loans of large-market companies. An investment in such Senior Loans bears lower credit risk and correspondingly offers lower yields. As a result, investments in these Senior Loans could result in a lower distribution rate than distribution rates of comparable BDCs.

An investment in Senior Loans, like an investment in any debt instrument, is a function of the credit risk associated with the borrower. Credit risk is the risk that a borrower will fail to make principal and interest payments when due or otherwise default on the terms of the debt instrument. Borrowers with higher credit risk typically offer higher yields to compensate for this added risk of default. Conversely, borrowers with lower credit risk typically offer lower yields. Therefore, under normal market conditions, an investment in a Senior Loan of a borrower with a higher credit risk will generate a higher yield to investor, assuming the borrower makes all required interest and principal payments in a timely manner and according to the terms of the debt instrument.

We intend to invest in Senior Loans, which include Senior Loans of large-market companies. Large-market companies typically have lower credit risk and a correspondingly lower yield. Lower yields from our Senior Loan investments could therefore result in a lower distribution rate to our stockholders than the distribution rates of other BDCs that make investments in primarily or exclusively middle-market and lower middle-market companies. As a result, an investment in us may result in a lower return than an investment in other BDCs.

We may acquire interests in Senior Loans either directly or indirectly. A holder of a participation in a loan is subject to additional risks not applicable to a holder of a direct interest in a loan.

We may acquire interests in Senior Loans either directly (by way of assignment from the selling institution) or indirectly (by purchasing a participation from the selling institution). As described in more detail below, holders of participations are subject to additional risks not applicable to a holder of a direct interest in a loan.

Participations we acquire in a selling institution’s portion of a loan typically result in a contractual relationship only with such selling institution, not with the borrower. In the case of a participation, we will generally have the right to receive payments of principal, interest and any fees to which we are entitled only from the institution selling the participation and only upon receipt by such selling institution of such payments from the borrower. By holding a participation in a loan, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement and may not directly benefit from the collateral supporting the loan in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation, which will remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, we may be treated as a general unsecured creditor of the selling institution, and even to the extent we are considered to have rights to the underlying loan proceeds, the value of such rights may be diminished by the exercise of setoff between the selling institution and the borrower.

In addition, we may purchase a participation from a selling institution that does not itself retain any beneficial interest in any portion of the applicable loan and, therefore, may have limited interest in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower. When we hold a participation in a loan, we will not have the right to vote under the applicable loan agreement with respect to every matter that arises thereunder, and it is expected that each selling institution will reserve the right to administer the loan sold by it as it sees fit and, subject to the terms of the participation agreement, to amend the documentation evidencing such loan in all respects. Selling institutions voting in connection with such matters may have interests different from ours and may fail to consider our interests in connection with their votes.

In contrast, the purchaser of an assignment of an interest in a loan typically succeeds to all of the rights and obligations of the assigning selling institution and becomes a lender under the loan agreement with respect to that loan. As a purchaser of an assignment, we generally will have the same voting rights as other lenders under the applicable loan agreement, including the right to approve amendments to the loan agreement, to waive enforcement of breaches of covenants or to enforce compliance by the borrower with the terms of the loan agreement, and the right to set off claims against the borrower and to have recourse to collateral supporting the loan. Assignments are, however, arranged through private negotiations between assignees and assignors, and in certain cases the rights and obligations acquired by the purchaser of an assignment may differ from, and be more limited than, those held by the assigning selling institution.

Assignments and participations are sold without recourse to the selling institutions, and the selling institutions will generally make minimal or no representations or warranties about the underlying loans, the borrowers, the documentation of the loans or any collateral securing the loans. In addition, we will be bound by provisions of the underlying loan agreements, if any, that require the preservation of the confidentiality of information provided by the borrower.

Investments in equity securities involve a substantial degree of risk.

We may invest in equity securities in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.

Changes in interest rates may affect our net investment income and NAV.

Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in interest rates would not have a material adverse effect on our net investment income. In periods of declining interest rates, our interest income could decrease, which could reduce our net investment income.

In addition, a substantial amount of our debt investments are likely to be based on floating rates, such as LIBOR, the London interbank offered rate, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact our investments, the value of our shares and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our distributions, which could reduce the value of our shares. Also, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to the Adviser.

We have entered into hedging transactions and may continue to seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our stockholders.

The interest rate environment in the medium- and large-sized U.S. corporate debt market may experience disruption in the future, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Some of our term loan agreements with partner companies contain a stated minimum value for LIBOR.

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

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we intend to generally structure certain of our investments as Senior Loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. A number of judicial decisions have upheld judgments of borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of our debt investments we may be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (a) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of our debt investments, we may be subject to claims of equitable subordination.

Because affiliates of, or persons related to, Flat Rock Global may hold equity or other interests in obligors of our portfolio companies, we could be exposed to claims for equitable subordination or lender liability or both based on such equity or other holdings.

The preceding discussion is based upon principles of U.S. federal and state laws. Insofar as debt investments are obligations of

non-U.S. obligors, the laws of certain foreign jurisdictions may impose liability upon lenders or bondholders under factual circumstances similar to those described above, with consequences that may or may not be analogous to those described above under U.S. federal and state laws.

Our portfolio may be concentrated in a limited number of companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio is and may in the future be concentrated in a limited number of companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may invest in obligations of non-U.S. obligors, which involve certain risks related to regional economic conditions and risks not normally associated with investments in the obligations of sovereign and corporate obligors located in the United States.

To qualify and maintain our qualification as a BDC, we must generally invest 70% of our investments in U.S.-based companies. We may also invest in obligations of obligors organized or incorporated under the laws of a country other than the United States or a state or territory thereof. Investments in the obligations of non-U.S. obligors involve certain special risks related to regional economic conditions and sovereign risks which are not normally associated with investments in the obligations of sovereign and corporate obligors located in the United States. We are unable to provide any information regarding the specific risks associated with purchasing a loan, participation interest or other investment governed by a law other than those of a U.S. jurisdiction. These risks may include and economic uncertainty, fluctuations of currency exchange rates, lower levels of disclosure and regulation in foreign securities markets, confiscatory taxation, taxation of income earned in foreign nations or other taxes or restrictions imposed with respect to investments in foreign nations, foreign exchange controls (which may include suspension of the ability to transfer currency from a given country and repatriation of investments) and uncertainties as to the status, interpretation and application of laws including, but not limited to those relating to insolvency. In addition, there is often less publicly available information about non-U.S. obligors than about sovereign and corporate obligors in the United States. Sovereign and corporate obligors in countries other than the United States may not be subject to uniform accounting, auditing and financial reporting standards, and auditing practices and requirements for both foreign public and private obligors may not be comparable to those applicable to U.S. companies. It also may be difficult to obtain and enforce a judgment relating to investments issued by a non-U.S. obligor in a court outside the United States.

Second priority liens on collateral securing our loans may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Some of our loans will be secured on a second priority basis by the same collateral securing senior secured debt of the portfolio companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive anything. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We generally will not control our portfolio companies.

We generally will not control our portfolio companies, even though we may have board of directors representation or board of directors observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in privately held companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

We intend to hold Senior Loans issued by companies that may enter into bankruptcy proceedings.

Senior Loan issuers may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may be significantly less than the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

We may participate on creditors’ committees to negotiate the management of financially troubled companies.

We may (through an agent) participate on committees formed by creditors to negotiate the management of financially troubled companies that may or may not be in bankruptcy or we may seek to negotiate directly with the debtors with respect to restructuring issues. If we do join a creditors’ committee, the participants of the committee would be interested in obtaining an outcome that is in their respective individual best interests and there can be no assurance of obtaining results most favorable to our interests. By participating on such committees, we may be deemed to have duties to other creditors represented by the committees, which might expose us to liability to such other creditors who disagree with our actions.

We may also be provided with material non-public information that may restrict our ability to trade in such company’s securities. While we intend to comply with all applicable securities laws and to make judgments concerning restrictions on trading in good faith, we may trade in a company’s securities while engaged in such company’s restructuring activities. Such trading creates a risk of litigation and liability that may cause us to incur significant legal fees and potential losses.

Engaging in hedging transactions may expose us to additional risks.

We may enter into interest rate or currency hedges. Hedging against interest rate and currency fluctuations may expose us to additional risks and could harm our financial performance. Our use of hedging would not eliminate the risk that the value of our investments could decline or that our investment performance would be better off if we did not hedge. The effectiveness of our hedging is dependent on the price we pay for the hedge and the correlation of the hedge to the risk it is designed to mitigate. It may arise that the cost of a hedging instrument exceeds its expected benefits or that an instrument may not hedge all of the risk for which it was designed to mitigate. Additionally, the use of hedging instruments exposes us to counterparty risk including the failure to perform under the contract such as nonpayment. In the case of the early termination of a hedge agreement upon the occurrence of certain events of default or termination events set forth in the hedge agreement we may be required to make a payment to the hedge provider.

Risks Associated with OID and PIK Interest Income.

Although we do not expect that a significant portion of our income will be comprised of OID and PIK income, we may make investments that include OID and PIK components. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

•                  OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.

•                  OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•                  For accounting purposes, cash distributions to shareholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that shareholders be given notice of this fact.

•                  The higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.

•                  The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Adviser in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

•                  Even if accounting conditions are met, borrowers on such securities could still default when the Company’s actual collection is expected to occur at the maturity of the obligation.

•                  PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

Prepayments of Senior Loans of our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments in Senior Loans that we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt representing the Senior Loan being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Risks Relating to Debt Financing

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and may cause us to be unable to make distributions. The amount of leverage that we employ will depend on Flat Rock Global’s and the Board’ assessment of market and other factors at the time of any proposed borrowing.

In addition, during the last session of Congress, the Financial Services Committee in the U.S. House of Representatives approved legislation that would, among other things, decrease this asset coverage amount such that a BDC would be able to maintain a 1:1 ratio between its total assets and indebtedness. If similar legislation is approved by Congress and signed into law by the President, we would be permitted to incur leverage beyond the current limitations of the 1940 Act, which would further increase the risks of loss in the event of a decline in the value of our assets. This legislation would also increase the risks of an investment in our common stock.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee preferred return and may result in a substantial increase of the amount of incentive fees payable to our Adviser with respect to pre-incentive fee net investment income. See “Investment Advisory Agreement.”

Risks Relating to Our Common Stock

Our shares will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, investors that purchase our shares will have limited liquidity.

Our shares of common stock are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. We intend to explore a potential liquidity event for our stockholders between five and seven years following the completion of our offering stage. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that the Board, in the exercise of its duties to us, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in our best interests. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company.

While our intention is to explore a potential liquidity event between five and seven years following the completion of our offering stage, which may be extended for an indefinite period of time, there can be no assurance that a suitable transaction will be available or that market conditions for a liquidity event will be favorable during that timeframe.

Under the terms of the Charter, the Board is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.

Even though we have no current intention to do so, under the terms of the Charter, the Board is authorized to issue shares of preferred stock in one or more classes or series without stockholder approval. The Board has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of preferred stock.

Every issuance of preferred stock will be required to comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock.

Certain provisions of the Charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

The Charter and our bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. Our board may amend the bylaws to remove that exemption in whole or in part without stockholder approval. It is the position of the staff of the SEC’s Division of Investment Management that if a BDC fails to amend its bylaws to opt out of the Control Share Acquisition Act, the BDC acts in a manner inconsistent with the 1940 Act.

Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three independent directors to be subject to certain corporate governance provisions notwithstanding any contrary provision in the corporation’s charter and bylaws. Among other provisions, a board of directors may classify itself without the vote of stockholders. Further, the Board, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself the exclusive power to fill vacancies created by the death, removal or resignation of a director. A corporation may be prohibited by its charter or by resolution of its board of directors from electing to be subject to any of the provisions of the statute. We are not prohibited from implementing any or all of the statute.

Additionally, the Board may, without stockholder action, amend the Charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

The NAV of our common stock may fluctuate significantly.

The NAV, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•                  changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•                  changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•                  loss of RIC or BDC status;

•                  distributions that exceed our net investment income and net income as reported according to U.S. GAAP;

•                  changes in earnings or variations in operating results;

•                  changes in accounting guidelines governing valuation of our investments;

•                  any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•                  departure of either of our Adviser or certain of their respective key personnel;

•                  general economic trends and other external factors; and

•                  loss of a major funding source.

Federal Income Tax Risks

If we fail to qualify or maintain our qualification as a RIC, we would be subject to certain corporate-level taxes.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Certain U.S. Federal Income Tax Considerations.”

•                  The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We will be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•                  The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•                  The asset diversification requirements must be satisfied at the end of each quarter of our taxable year. At least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, see “Certain U.S. Federal Income Tax Considerations —Taxation as a RIC.”

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our shares.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our shares. In particular, the Tax Act includes sweeping changes to U.S. tax laws and represents the most significant changes to the Code since 1986. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect your taxation, the investment in our shares or the market value or the resale potential of our assets.  You are urged to consult with your own tax advisor with respect to the impact of recent legislation, including the Tax Act, on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 1350 6th Avenue, 18th Floor, New York, NY 10019. We do not own any real estate or other physical properties materially important to our operations. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for our common stock, nor can we give any assurance that one will develop. As of the date hereof, none of our shares of common stock are subject to outstanding options or warrants, nor do we have any outstanding equity that is convertible into shares of our common stock. In addition, as of the date hereof, we have not granted any registration rights to any of our stockholders. No stock has been authorized for issuance under any equity compensation plans.

Holders

Set forth below is a chart describing the classes of our securities outstanding as of March 14, 2018:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	125,000,000	—	1,051,426

As of March 14, 2018, we had 256 record holders of our common stock.

Distributions

		Distribution
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Payment
8/25/2017	8/25/2017	$0.108	9/6/2017	$36,207
9/26/2017	9/26/2017	$0.108	10/6/2017	$63,585
10/26/2017	10/26/2017	$0.108	11/6/2017	$104,134
11/26/2017	11/26/2017	$0.108	12/6/2017	$106,375
12/26/2017	12/26/2017	$0.108	1/6/2018	$110,964

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion.

Valuation of Portfolio Securities

We will determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At present, we do not have any preferred stock outstanding.

Our investments will be valued at the end of each fiscal quarter. Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith by our Board with the assistance of our Adviser and a third party valuation firm. In connection with that determination, investment professionals from our Adviser will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The Board may retain an independent valuation provider to assist it by performing certain limited third-party valuation services. The participation of our Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our common shares. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Recent Sales of Unregistered Securities

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

On October 30, 2017, the Company issued and sold 20,750 shares of its common stock at an aggregate purchase price of $415,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On November 30, 2017, the Company issued and sold 42,500 shares of its common stock at an aggregate purchase price of $850,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On December 29, 2017, the Company issued and sold 4,995 shares of its common stock at an aggregate purchase price of $100,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for the period from May 3 (commencement of operations) to December 31, 2017, is derived from our consolidated financial statements which have been audited by KPMG LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

For the Period
May 3, 2017
(Commencement of
operations)
through
December 31, 2017
Total investment income	$443,683
Total expenses	849,691
Less: Management and incentive fee waiver	(245,438)
Less: Expense reimbursement	(520,033)
Net expenses	84,220
Net investment income	359,463
Net realized losses on investments	(180,964)
Net unrealized gains on investments	263,415
Net increase in net assets resulting from operations	$441,914

Per share information - basic and diluted
Net investment income	$0.69
Net realized and unrealized gain (loss) on investments	(0.13)
Net increase in net assets resulting from operations	0.56
Distributions from net investment income	$(0.54)

Balance sheet data:
Total assets	$31,142,156
Net assets	$20,669,649

Other data:
Total return based on net asset value	2.80%
Number of portfolio company investments at period end	11
Total portfolio investments at fair value at period end	$19,718,232
Proceeds from sales and prepayments of investments	$17,119,869

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward looking statements that involve substantial risks and uncertainties. These forward looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward looking statements including, without limitation:

•                  The effect of an economic downturn on our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•                  a contraction of available credit, which could impair our lending and investment activities;

•                  interest rate volatility, which could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•                  our future operating results;

•                  our business prospects and the prospects of our portfolio companies;

•                  our contractual arrangements and relationships with third parties;

•                  the ability of our portfolio companies to achieve their objectives;

•                  competition with other entities for investment opportunities;

•                  the speculative and illiquid nature of our investments;

•                  the use of borrowed money to finance a portion of our investments;

•                  the adequacy of our financing sources and working capital;

•                  the costs associated with being a public entity;

•                  the loss of key personnel;

•                  the timing of cash flows, if any, from the operations of our portfolio companies;

•                  the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•                  our ability to attract and retain highly talented professionals that can provide services to our Adviser and Administrator;

•                  our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code and as a BDC; and

•                  the effect of legal, tax and regulatory changes.

Although we believe that the assumptions on which these forward looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward looking statements, or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which preclude civil liability for certain forward looking statements are not applicable to us since we are a BDC regulated under the Investment Company Act of 1940 (the “1940 Act”).

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

Additionally, we may from time to time hold or invest in equity securities and other debt or equity securities generally arising from a restructuring of Senior Loan positions previously held by us. Flat Rock Global will also periodically evaluate all investments that are not Senior Loans to determine whether we should dispose of assets that are not Senior Loans. We intend to utilize leverage to enhance stockholder returns, and believe that, when properly financed and hedged, our investment strategy can produce attractive risk- adjusted returns.

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

Beginning on May 3, 2017, commencement of operations, the Company’s Adviser agreed to voluntarily reimburse us for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the period May 3, 2017 (commencement of operations) through December 31, 2017, these reimbursements totaled $520,033, which consisted of audit, fund accounting, fund administration, insurance, legal, valuation and other fees. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped.

Portfolio and Investment Activity

As of December 31, 2017, our weighted average total yield of debt and income producing securities at fair value was 8.01%, and our weighted average total yield of debt and income producing securities at amortized cost was 7.88%.

As of December 31, 2017 we had investments in 11 portfolio companies with an aggregate fair value of $19.7 million.

Our investment activity for the period ended December 31, 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated).

For the Period
May 3, 2017
(Commencement of
operations)
through
December 31, 2017

New investments:
Gross investments	$36,523,548
Less: sold investments	(17,106,128)
Total new investments	19,417,420

Principal amount of investments funded:
First-lien senior secured debt investments	$21,992,072
Second-lien senior secured debt investments	—
Total principal amount of investments funded	21,992,072

Principal amount of investments sold:
First-lien senior secured debt investments	16,922,648
Second-lien senior secured debt investments	—
Total principal amount of investments sold or repaid	19,564,105

Number of new investment commitments	11
Average new investment commitment amount	$1,765,220
Weighted average maturity for new investments	4.61 years
Percentage of debt investments at floating rates	100%
Percentage of debt investments at fixed rates	0%
Weighted average interest rate of new investment commitments	7.82%
Weighted average spread LIBOR of new floating rate investment commitments	6.35%
Weighted average interest rate on investment sold or paid down	6.29%

As of December 31, 2017, our investments consisted of the following:

	December 31, 2017
	Amortized	Fair
	Cost	Value
First-lien senior secured debt	$19,417,420	$19,718,232
U.S. Government Securities	7,999,543	7,999,512
Forward foreign currency contracts	—	(38,141)
Total Investments	$27,416,963	$27,679,603

The table below describes investments by industry composition based on fair value as of December 31, 2017:

December 31, 2017

U.S. Government Securities	28.9%
Healthcare IT	18.5%
IT Implementation	14.3%
Healthcare Services	13%
Business Services	5.3%
Broadcasting & Subscription	3.6%
Transportation	3.6%
Consumer Services	3.6%
Federal Services	3.5%
Computers & Electronics	3.0%
Insurance Services	1.8%
Entertainment & Leisure	0.9%
Forward Foreign Currency Contracts	0.0%*
Total	100.0%

* Less than 0.5%.

The table below describes investments by geographic composition based on fair value as of December 31, 2017:

December 31, 2017

United States:
Government Securities	28.9%
West	17.4%
Midwest	16.1%
Northeast	12.5%
Southeast	3.6%
South	3.0%
Canada	18.5%
Total	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of December 31, 2017 were as follows:

December 31, 2017
Weighted average total yield of debt and income producing securities	7.99%
Weighted average interest rate of debt and income producing securities	7.82%
Weighted average spread over LIBOR of all floating rate investments	6.35%

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

	December 31, 2017
		Percentage
	Investments at	of Total
Investment Rating	Fair Value	Portfolio
1	$7,961,371	28.8%
2	19,718,232	71.2%
Total	$27,679,603	100.0%

Results of Operations

We are a recently-formed entity that commenced our principal operations on May 3, 2017. Since we commenced principal operations on May 3, 2017, we therefore have no prior periods with which to compare our operating results.

The following table represents the operating results for the period May 3, 2017 (commencement of operations) through December 31, 2017:

For the Period
May 3, 2017 (Commencement of operations)
through
December 31, 2017
Total Investment Income	$443,683
Less: Net Expenses	84,220
Net Investment Income	359,463
Net realized losses on investments	(180,964)
Net unrealized gains on investments	263,415
Net increase in net assets resulting from operations	$441,914

Investment Income

Investment income for the period May 3, 2017 (commencement of operations) through December 31, 2017 was as follows:

For the Period
May 3, 2017 (Commencement of operations)
through
December 31, 2017
Interest from investments	$443,683
Total investment income	$443,683

Expenses

Operating expenses for the period May 3, 2017 (commencement of operations) through December 31, 2017 were as follows:

For the Period
May 3, 2017 (Commencement of operations)
through
December 31, 2017
Management fees	$233,070
Incentive fees	12,368
Other operating expenses	604,253
Management and incentive fee waiver	(245,438)
Expense Reimbursement	(520,033)
Net Expenses	$84,220

Net expenses for the period from inception through December 31, 2017 were $84,220 which consisted of $233,070 in management fees, $12,368 in incentive fees, $407,946 in professional fees, $16,017 in interest expense and $180,290 in general and administrative fees offset by $245,438 in management and incentive fee waivers and $520,033 in expense reimbursement from the Adviser. Expenses were in line with expectations for our initial operating period.

In order to meet the diversification tests required to qualify as a RIC, the Company, on December 29, 2017, acquired $8,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to the Adviser, all of which were waived by the Adviser. For the period May 3, 2017 (commencement of operations) through December 31, 2017, the Company incurred management fees of $233,070 all of which were waived by Flat Rock Global.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the period May 3, 2017 (commencement of operations) through December 31, 2017, net unrealized gains on our investment portfolio were comprised of the following:

For the Period
May 3, 2017 (Commencement of operations)
through
December 31, 2017
Unrealized gains on investments	$263,415
Net unrealized gains	$263,415

We are satisfied with the performance of the portfolio during the period ended December 31, 2017. Given the strength of the portfolio and the overall loan market, we generated net unrealized gains on investments of $263,415.

Financial Condition, Liquidity and Capital Resources

We will generate cash primarily from the net proceeds generated from our private offering, and from cash flows from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds will be investments in Senior Loans, payments of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of December 31, 2017, we sold 1,022,445 shares of common stock for gross proceeds of $20,449,000. As of December 31, 2017, we had cash and cash equivalents of $1,244,044.

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

On October 30, 2017, the Company issued and sold 20,750 shares of its common stock at an aggregate purchase price of $415,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On November 30, 2017, the Company issued and sold 42,500 shares of its common stock at an aggregate purchase price of $850,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On December 29, 2017, the Company issued and sold 4,995 shares of its common stock at an aggregate purchase price of $100,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On August 25, 2017, the Company declared a cash distribution of $0.108 per share or $36,207 payable on September 6, 2017.

On September 26, 2017, the Company declared a cash distribution of $0.108 per share or $63,585 payable on October 6, 2017.

On October 26, 2017, the Company declared a cash distribution of $0.108 per share or $104,134 payable on November 6, 2017.

On November 26, 2017, the Company declared a cash distribution of $0.108 per share or $106,375 payable on December 6, 2017.

On December 26, 2017, the Company declared a cash distribution of $0.108 per share or $110,964 payable on January 6, 2018.

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

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the period ended December 31, 2017:

		Distribution
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Payment
8/25/2017	8/25/2017	$0.108	9/6/2017	$36,207
9/26/2017	9/26/2017	$0.108	10/6/2017	$63,585
10/26/2017	10/26/2017	$0.108	11/6/2017	$104,134
11/26/2017	11/26/2017	$0.108	12/6/2017	$106,375
12/26/2017	12/26/2017	$0.108	1/6/2018	$110,964

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

The Company applies Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, as amended, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates.

Valuation Risk

Most of our investments will not be traded on a national securities exchange, and we will not have the benefit of market quotations or other pricing data from such an exchange. Certain of our investments will have the benefit of third-party bid-ask quotations. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of December 31, 2017, we had not incurred any leverage.

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

As of December 31, 2017, all of the investments in our portfolio were at floating rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Flat Rock Capital Corp.:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Flat Rock Capital Corp. (the Company), including the schedule of investments, as of December 31, 2017, and the related statements of operations, changes in net assets, and cash flows for the period from May 3, 2017 (commencement of operations) through December 31, 2017, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from May 3, 2017 (commencement of operations) through December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017, by correspondence with custodian, portfolio companies and third party agents. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/KPMG LLP

New York, New York,

March 15, 2018

Flat Rock Capital Corp.

Statement of Assets and Liabilities

As of December 31, 2017
Assets:
Non-controlled investments, at fair value (amortized cost $27,416,962)	$27,717,744
Cash and cash equivalents	1,244,044
Receivables:
Investment securities sold	1,486,885
Paydowns receivable	12,658
Subscriptions receivable	100,000
Interest	60,792
Due from investment adviser	520,033
Total Assets	$31,142,156

Liabilities:
Payables:
Investment securities purchased	$9,735,166
Distributions payable	110,965
Unrealized depreciation on forward foreign currency contracts	38,141
Accrued other general and administrative fees	588,235
Total Liabilities	$10,472,507

Commitments and Contingencies (Note 7)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding	$—
Common Shares, $0.001 par value; 125,000,000 shares authorized; 1,032,445 issued and outstanding.	1,032
Additional paid-in capital	20,488,843
Distributions in excess of net investment income	(83,641)
Net realized losses on investments and foreign currency transactions	—
Net unrealized gains on investments, foreign currency translations, and foreign currency contracts	263,415
Total Net Assets	$20,669,649
Total Liabilities and Net Assets	$31,142,156
Net Asset Value Per Share	$20.02

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statement of Operations

For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$443,683
Total investment income from non-controlled, non-affiliated investments	443,683
Total Investment Income	443,683

Expenses:
Management fee	233,070
Professional fees	407,946
Incentive fees	12,368
Interest expense from security borrowings	16,017
Other general and administrative fees	180,290
Total Expenses	849,691
Less: Management and incentive fee waiver (Note 3)	(245,438)
Less: Expense reimbursement (Note 3)	(520,033)
Net expenses	84,220
Net Investment Income	359,463

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	83,372
Net realized losses on foreign currency transactions	(264,336)
Total net realized losses	(180,964)
Net unrealized gains (losses):
Non-controlled, non-affiliated investments	43,070
Foreign currency translation	258,486
Forward foreign currency contracts (Note 2)	(38,141)
Total net unrealized gains (losses)	263,415
Total realized and unrealized gains (losses)	82,451
Net Increase in Net Assets Resulting from Operations	$441,914
Earnings Per Share - Basic and Diluted	$0.84
Weighted Average Shares Outstanding - Basic and Diluted	523,748

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statement of Changes in Net Assets

For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Increase in Net Assets Resulting from Operations:
Net investment income	$359,463
Net realized losses on investments and foreign currency transactions	(180,964)
Net unrealized gains on investments, foreign currency translations, and foreign currency contracts	263,415
Net Increase in Net Assets Resulting from Operations	441,914

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions declared from net investment income	(262,140)
Return of capital	(159,125)
Decrease in Net Assets Resulting from Stockholder Distributions	(421,265)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	20,649,000
Increase in Net Assets Resulting from Capital Share Transactions	20,649,000
Total Increase in Net Assets	20,669,649
Net Assets, Beginning of Period	—
Net Assets, End of Period	$20,669,649
Distributions in excess of net investment income	$(83,641)

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statement of Cash Flows

For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$441,914
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in realized gains/losses on investments and foreign currency transactions	(91,151)
Net change in unrealized gains/losses on investments, foreign currency translations, and foreign currency contracts	(300,781)
Net amortization of discount on investments	(13,741)
Purchases of investments	(65,518,684)
Proceeds from sale of investments	38,206,613
Changes in operating assets and liabilities:
Investment securities sold	(1,486,885)
Dividends and interest receivable	(60,792)
Receivable due from investment adviser	(520,033)
Receivable for paydowns	(12,658)
Payable for investments purchased	9,735,166
Unrealized depreciation on forward foreign currency contracts	38,141
Accrued other general and administrative fees	588,235
Net cash used in operating activities	(18,994,656)
Cash Flows from Financing Activities:
Distributions paid in cash	(310,300)
Subscription receivable	(100,000)
Proceeds from issuance of common shares	20,649,000
Net cash provided by financing activities	20,238,700
Net increase in cash and cash equivalents	1,244,044
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,244,044

Non-cash financing activities:
Dividend reinvestments	$—

Supplemental Information:
Interest paid during the period	$16,017

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Schedule of Investments

As of December 31, 2017

					Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Company(3)		Industry		Interest	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AP Gaming I, LLC(5)		Entertainment & Leisure		L + 5.50% (1% Floor)	6/6/2017	2/15/2024	$249,373	$249,373	$249,373	1.2%
Hill International, Inc.		Business Services		L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,492,500	1,485,259	1,485,037	7.2%
Idera, Inc.		Computers & Electronics		L + 5.00% (1% Floor)	6/27/2017	6/29/2024	841,268	839,933	845,474	4.1%
KeyPoint Government Solutions, Inc.		Federal Services		L + 6.00% (1% Floor)	8/24/2017	4/30/2022	974,684	965,465	972,247	4.7%
Logibec Inc.(4)		Healthcare IT		CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	5,123,523	4,823,203	5,123,523	24.8%
MRO Holdings, Inc.		Transportation		L + 5.25% (1% Floor)	10/20/2017	10/25/2023	1,000,000	990,062	990,000	4.8%
Octave Music Group, Inc.		Broadcasting & Subscription		L + 4.75% (1% Floor)	10/17/2017	5/29/2021	997,442	1,004,712	999,936	4.8%
Paradigm Business Solutions, Inc.		Insurance Services		L+ 4.25% (1% Floor)	10/6/2017	10/4/2024	500,000	498,805	498,750	2.4%
PetVet Care Centers, LLC		Consumer Services		L + 6.00% (1% Floor)	8/24/2017	3/31/2023	995,000	990,473	990,025	4.8%
Radiology Partners, Inc. Term Loan		Healthcare Services		L + 5.75% (1% Floor)	11/28/2017	12/4/2023	3,084,000	3,048,343	3,044,867	14.7%
Radiology Partners, Inc. Delayed Draw		Healthcare Services		L + 5.75% (1% Floor)	11/28/2017	12/4/2023	564,000	564,000	564,000	2.8%
Radiology Partners, Inc. Delayed Draw(7)		Healthcare Services		—	11/28/2017	12/4/2023	—	—	—	0.0%
ThreeBridge Solutions Term Loan		IT Implementation		L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	4,000,000	3,957,791	3,955,000	19.1%
ThreeBridge Solutions Delayed Draw(7)		IT Implementation		—	12/1/2017	6/30/2018	—	—	—	0.0%
Total First Lien Senior Secured							$19,821,790	$19,417,419	$19,718,232	95.4%

Total Debt Investments							19,821,790	19,417,419	19,718,232	95.4%

				Maturity	Acquisition	Number of	Principal /	Amortized	Fair	Percentage
Company(3)		Yield to Maturity		Date	Date	Shares	Par	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)		0.00%		1/4/2018	12/29/2017	8,000,000	8,000,000	7,999,543	7,999,512	38.7%
Total U.S. Government Securities							8,000,000	7,999,543	7,999,512	38.7%

Total Investments							$27,821,790	$27,416,962	$27,717,744	134.1%
Liabilities in Excess of Other Assets									(7,048,095)	(34.1)%
Net assets									$20,669,649	100.0%

Forward foreign currency contracts outstanding as of December 31, 2017 were as follows:

						Unrealized
					Expiration	Appreciation
Currency Purchased		Currency Sold		Counterparty	Date	(Depreciation)

USD	5,090,981	CAD	6,435,000	Bannockburn Global Forex, LLC	8/1/2018	(38,141)

CAD    Canadian Dollar

USD     United States Dollar

(1) The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2) Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of December 31, 2017, the 1 month, 2 month, and 3 month LIBOR rates were 1.56%, 1.62%, and 1.69% respectively. As of December 31, 2017, CDOR was 1.48%.

(3) As of December 31, 2017, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4) Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940.

(5) Investments or a portion of investments are unsettled as of December 31, 2017.

(6) As of December 31, 2017, the tax cost of the Company’s investments approximates their amortized cost.

(7) The entire commitment was unfunded as of December 31, 2017. As such, no interest is being earned on this investment. The investment is subject to a 1% commitment fee. (see Note 7 to the financial statements).

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

Flat Rock Global, LLC (the “Adviser” or “Flat Rock Global”), a Delaware limited liability company, serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio under the terms of an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), subject to the supervision of the Company’s Board of Directors (the “Board”). The Board consists of three directors, two of whom are not “interested persons” of the Company or Flat Rock Global, as such term is defined in Section 2(a)(19) of the 1940 Act.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company, and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies. In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of financial statements for the interim period, have been included.

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

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under the Code for its taxable year ended December 31, 2017. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2017.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to- date federal tax years remain subject to examination by the Internal Revenue Service and the State of Maryland Department of Revenue.

Valuation of Portfolio Investments

The Board has established procedures for the valuation of the Company’s investment portfolio. The valuation committee, which is comprised of the independent members of the Company’s Board of Directors, is responsible for executing the valuation policy. These procedures are detailed below.

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

The Company has adopted Financial Accounting Standards Board, or FASB, ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

ASC Topic 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non- accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non- recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies. In addition, the Company may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance-based fees.

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

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the fiscal period ended December 31, 2017, the Company utilized long and short forward foreign currency contracts to hedge its foreign currency exposure.

The following tables provide quantitative disclosures about fair values of, and unrealized appreciation (depreciation) on, the Company’s derivative instruments as of and for the fiscal period ended December 31, 2017, grouped by contract type and risk exposure category.

Liability Derivatives

Forward Contracts	Unrealized depreciation on forward foreign currency contracts	$(38,141)	$(38,141)
Total Value - Liabilities		$(38,141)	$(38,141)

The following table lists the amounts of change in unrealized appreciation (depreciation) included in net increase/(decrease) in net assets resulting from operations during the fiscal period ended December 31, 2017, grouped by contract type and risk exposure.

Derivative Type	Statement of Operation Location	Foreign Currency Contracts	Total
Change in unrealized appreciation (depreciation)

Forward Contracts	Net change in unrealized losses from Forward Foreign Currency Contracts	$(38,141)	$(38,141)
Total Value - Assets		$(38,141)	$(38,141)

During the current fiscal period, the Company’s quarterly average volume of derivatives is as follows:

Forward Foreign Currency Contracts - Payable (Value at Trade Date)	Forward Foreign Currency Contracts - Receivable (Value at Trade Date)

$(3,393,987)	$3,393,987

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

Accounting Standards

In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, such that the guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company has completed its initial evaluation phase and has determined the impact of its pending adoption of ASU 2014-09 is not expected to have a material effect on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supercedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when the promised goods and services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods and services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The Company adopted ASU 2014-09 during the period ended December 31, 2017 and determined that the adoption did not have a material impact on its financial statements.

In January 2016, the FASB issued (“ASU”) 2016-01, “Financial Instruments — Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company adopted ASU 2016-01 during the period ended December 31, 2017 and determined that the adoption did not have a material impact on its Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company adopted ASU 2016-15 during the period ended December 31, 2017 and determined that the adoption did not have a material impact on its Financial Statements.

In October 2016, the U.S. Securities and Exchange Commission (the “SEC”) adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company has evaluated the impact that the adoption of the amendments to Regulation S-X on its financial statements and disclosures and determined that the adoption of the amendments to Regulation S-X has not had a material impact on its financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact, if any, of applying this provision.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components— a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on December 29, 2017, acquired $8,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global, all of which were waived by Flat Rock Global. For the fiscal period May 3, 2017 (commencement of operations) through December 31, 2017, the Company incurred management fees of $233,070, all of which were waived by Flat Rock Global.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 15% of the Company’s pre-incentive fee net investment income for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.5% (6.0% annualized), subject to a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent that 15.0% of the cumulative net increase in net assets resulting from operations for the prior twelve quarters exceeds the cumulative incentive fees accrued and/or paid for the prior twelve quarters. In other words, any subordinated incentive fee on income that is payable in a calendar quarter is limited to the lesser of (i) 15.0% of the amount by which the Company’s pre- incentive fee net investment income for such calendar quarter that exceeds the 1.5% hurdle, subject to the “catch-up” provision and (ii) (x) 15.0% of the cumulative net increase in net assets resulting from operations for the prior twelve quarters minus (y) the cumulative incentive fees accrued and/or paid for the prior twelve quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses since inception.

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

In order to meet the diversification tests required to qualify as a RIC, the Company acquired $29 million in face value of short-term U.S. Treasury Bills for the period May 3, 2017 (commencement of operations) through December 31, 2017. These transactions had the effect of increasing management fees payable to Flat Rock Global, all of which were waived by the Adviser.

For the period May 3, 2017 (commencement of operations) through December 31, 2017, the Company incurred subordinated incentive fees on income and capital gain incentive fees of $0 and $12,368, respectively, all of which were waived by Flat Rock Global.

Administration Agreement

The Company entered into an administration agreement with Flat Rock Global to serve as its Administrator. Pursuant to the administration agreement, Flat Rock Global provides the Company with services such as accounting, financial reporting, legal and compliance support and investor relations support necessary for the Company to operate or has engaged a third-party firm to perform some or all of these functions. The Company does not pay Flat Rock Global any fees pursuant to the Administration Agreement. The Company reimburses Flat Rock Global for administrative expenses it incurs as a result of providing these services.

Beginning on May 3, 2017, the Company’s Adviser agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the fiscal period May 3, 2017 (commencement of operations) through December 31, 2017, the reimbursement totaled $520,033, which consisted of audit, fund accounting, fund administration, insurance, legal, valuation and other fees. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2017:

	December 31, 2017
	Amortized	Fair
	Cost	Value
First-lien senior secured debt	$19,417,420	$19,718,232
U.S. Government Securities	7,999,543	7,999,512
	27,416,963	27,717,744
Forward foreign currency contracts	—	(38,141)
Total Investments	$27,416,962	$27,679,603

As of December 31, 2017, approximately 17.6% of the investment portfolio at amortized cost and 18.5% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Canada. Such investments are not qualifying assets as defined by Section 55(a) of the Investment Company Act of 1940.

The industry composition of investments based on fair value as of December 31, 2017 was as follows:

December 31, 2017

U.S. Government Securities	28.9%
Healthcare IT	18.5%
IT Implementation	14.3%
Healthcare Services	13.0%
Business Services	5.3%
Broadcasting & Subscription	3.6%
Transportation	3.6%
Consumer Services	3.6%
Federal Services	3.5%
Computers & Electronics	3.0%
Insurance Services	1.8%
Entertainment & Leisure	0.9%
Forward Foreign Currency Contracts	0.0%*
Total	100.0%

* Less than 0.5%.

The geographic composition of investments based on fair value as of December 31, 2017 was as follows:

December 31, 2017

United States:
Government Securities	28.9%
West	17.4%
Midwest	16.1%
Northeast	12.5%
Southeast	3.6%
South	3.0%
Canada	18.5%
Total	100.0%

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

There were no transfers between levels during the period.

The following table presents the fair value hierarchy of investments as of December 31, 2017:

	Fair Value Hierarchy as of December 31, 2017
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$—	$19,718,232	$19,718,232
U.S. Government Securities	7,999,512	—	—	7,999,512
Forward foreign currency contracts	—	(38,141)	—	(38,141)
Total Investments	$7,999,512	$(38,141)	$19,718,232	$27,679,603

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the fiscal period May 3, 2017 (commencement of operations) through December 31, 2017:

As of and for the
Period May 3, 2017
(commencement of operations)
through
December 31, 2017
First-lien
senior secured debt
Fair value, beginning of period	$—
Purchases of investments, net	36,523,548
Proceeds from investments, net	(17,119,869)
Net change in unrealized gain (loss)	300,812
Net amortization of discount on investments	13,741
Transfers into (out of) Level 3	—
Fair value, end of period	$19,718,232

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that were held by the Company at December 31, 2017.

Net change in Unrealized Gain (Loss) as of and for the Period May 3, 2017 (commencement of operations) through
December 31, 2017
First-lien senior secured debt	$300,812

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month

EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2017, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2017, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2017. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2017
				Range
		Valuation	Unobservable	(Weighted
	Fair Value	Technique	Input	Average)
First-lien senior secured debt	$10,301,926	Recent Transaction	Transaction Price	99.00-100.25 (99.18)
First-lien senior secured debt	9,416,306	Market & income approach	EBITDA multiple	6.5x - 12.5x (9.99x)
	$19,718,232		Revenue multiple	1.5x
			Discount rate	6.50% - 8.25% (7.41)%
			Broker Quote	99.75

Note 6. Capital Contributions

For the period May 3, 2017 (commencement of operations) through December 31, 2017, the Company issued and sold 1,032,445 shares of its common stock at an aggregate purchase price of $20,649,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On August 25, 2017, the Company declared a cash distribution of $0.108 per share or $36,207 payable on September 6, 2017. On September 26, 2017, the Company declared a cash distribution of $0.108 per share or $63,585 payable on October 6, 2017. On October 26, 2017, the Company declared a cash distribution of $0.108 per share or $104,134 payable on November 6, 2017. On November 26, 2017, the Company declared a cash distribution of $0.108 per share or $106,375 payable on December 6, 2017. On December 26, 2017, the Company declared a cash distribution of $0.108 per share or $110,964 payable on January 6, 2018.

Note 7. Commitments and Contingencies

The Company’s off-balance sheet arrangements consisted of $0.9 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of December 31, 2017. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s statement of assets and liabilities and are not reflected in the Company’s statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2017 is shown in the table below:

As of
December 31, 2017

Radiology Partners, Inc.	$351,133
ThreeBridge Solutions	500,000
Total unfunded	$851,133

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2017, management is not aware of any pending or threatened litigation.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

For the
Period May 3, 2017
(commencement of operations)
through
December 31, 2017

Increase in net assets resulting from operations	$441,914
Weighted average shares of common stock outstanding - basic and diluted	523,748
Earnings per common share - basic and diluted	$0.84

Note 9: Income Taxes

The Company intends to elect to be treated as a RIC under the Internal Revenue Code (“Code”) for its taxable year end December 31, 2017. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company will also be subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2017). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. For the year ended December 31, 2017, the Company had no accrued U.S. federal excise tax.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.  During the year ended December 31, 2017, permanent differences were principally related to $264,336 of recharacterization of foreign currency and $83,372 of reclassification of distributions for tax purposes between ordinary income and capital gains.

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2017:

Year Ended
December 31, 2017
Net increase (decrease) in net assets resulting from operations	$441,914
Net change in unrealized appreciation (depreciation) from investments	(263,415)
Other book tax differences	83,641
Taxable income before deductions for distributions	$262,140

Distributions to shareholders that exceed tax-basis distributable income (tax-basis net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The tax character of distributions is made on an annual (full calendar-year) basis. The determination of the tax attributes of our distributions is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

Year Ended December 31,2017
Distributions paid from:
Ordinary income	$262,140
Capital gains	—
Return of Capital	159,125
Total	$421,265

As of December 31, 2017, the components of accumulated earnings on a tax basis were as follows:

Year Ended December 31, 2017

Distributions in excess of net investment income	$(83,641)
Undistributed capital gains	—
Capital loss carryforward	—
Other temporary differences	83,641
Net unrealized appreciation	263,415

Note 10. Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the period from May 3, 2017 (commencement of operations) through December 31, 2017:

For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$—

Results of Operations:
Net Investment Income(1)	0.69
Net Realized and Unrealized Gain (Loss) on Investments(1)	(0.13)
Net Increase in Net Assets Resulting from Operations	0.56

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.34)
Return of Capital	(0.20)
Net Decrease Resulting from Distributions	(0.54)

Capital Share Transactions
Issuance of Common Stock	20.00
Net Increase (Decrease) Resulting from Capital Share Transactions	20.00
Net Asset Value, End of Period	$20.02

Shares Outstanding, End of Period	1,032,445

Ratio/Supplemental Data
Net assets, end of period	$20,669,649
Weighted-average shares outstanding	523,748
Total Return(3)	2.80%
Portfolio turnover	156.3%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	11.95%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	1.18%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	(5.71)%
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	5.06%

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

(4)                   Includes interest expense, which is not subject to reimbursement by Flat Rock Global, LLC.

Note 11: Selected Quarterly Financial Data (Unaudited)

	June 30, 2017	September 30, 2017	December 31, 2017

Investment income	$685	$113,255	$329,743
Net expenses	480	36,753	46,987
Net investment income (loss)	205	76,502	282,756
Net realized gain (loss) on investments, and foreign currency transactions	—	(266,658)	85,694
Net unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	362	289,381	(26,328)
Increase (decrease) in net assets resulting from operations	$567	$99,225	$342,122
Net asset value per share as of the end of the quarter	$20.00	$20.00	$20.02

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein.

There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On January 26, 2018, the Company declared a cash dividend of $0.108 per share or $113,257 payable on February 6, 2018.

On February 26, 2018, the Company declared a cash dividend of $0.108 per share or $113,554 payable on March 6, 2018.

As of March 14, 2018, the Company issued and sold 1,051,426 shares of its common stock at an aggregate purchase price of $21,029,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, we believe that our disclosure controls and procedures as of the date of our Annual Report on Form 10-K have been designed and are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the information contained in our definitive proxy or information statement, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy or information statement, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the information contained in our definitive proxy or information statement, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information contained in our definitive proxy or information statement, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information contained in our definitive proxy or information statement, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.              FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

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

10.4

Custody Agreement by and between Flat Rock Capital Corp. and U.S. Bank National Association, dated May 3, 2017 (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 1, 2017.)

14.1*	Code of Business Conduct and Ethics

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAT ROCK CAPITAL CORP.

Dated: March 15, 2018	By:	/s/ Robert K. Grunewald
Robert K. Grunewald
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 15, 2018	By:	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

Dated: March 15, 2018	By:	/s/ R. Scott Coolidge
R. Scott Coolidge
Director

Dated: March 15, 2018	By:	/s/ Michael L. Schwarz
Michael L. Schwarz
Director