Form 10-Q
period 2018-03-31
Flat Rock Capital Corp.
filed 2018-05-11
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☐ Yes ☒ No

As of May 10, 2018, the registrant had 1,088,132 shares of common stock, $0.001 par value per share, outstanding.

                PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Flat Rock Capital Corp.

Statements of Assets and Liabilities

	March 31, 2018 (Unaudited)	December 31, 2017

Assets:
Non-controlled investments, at fair value (amortized cost $28,733,050 and $27,416,962)	$28,950,634	$27,717,744
Cash and cash equivalents	1,321,171	1,244,044
Unrealized appreciation on forward foreign currency contracts	91,200	—
Receivables:
Investment securities sold	2,619,032	1,486,885
Paydowns receivable	—	12,658
Subscriptions receivable	—	100,000
Interest	65,005	60,792
Due from investment adviser	32,852	520,033
Total Assets	$33,079,894	$31,142,156

Liabilities:
Payables:
Investment securities purchased	$11,219,569	$9,735,166
Distributions payable	113,554	110,965
Unrealized depreciation on forward foreign currency contracts	—	38,141
Accrued other general and administrative expenses	246,486	588,235
Total Liabilities	$11,579,609	$10,472,507

Commitments and Contingencies (Note 7)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding	$—	$—
Common Shares, $0.001 par value; 125,000,000 shares authorized; 1,073,404 and 1,032,445 issued and outstanding, respectively	1,073	1,032
Additional paid-in capital	21,308,802	20,488,843
Distributions in excess of net investment income	(151,710)	(83,641)
Net realized gains (losses) on investments and foreign currency transactions	36,835	—
Net unrealized gains on investments, foreign currency translations, and foreign currency contracts	305,285	263,415
Total Net Assets	$21,500,285	$20,669,649
Total Liabilities and Net Assets	$33,079,894	$31,142,156
Net Asset Value Per Share	$20.03	$20.02

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statement of Operations

For the Three Months Ended
March 31, 2018 (Unaudited)

Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$412,247
Other income	3,497
Total investment income from non-controlled, non-affiliated investments	415,744
Total Investment Income	415,744

Expenses:
Management fee	108,870
Professional fees	94,448
Other general and administrative expenses	83,901
Total Expenses	287,219
Less: Management and incentive fee waiver (Note 3)	(108,870)
Less: Expense reimbursement (Note 3)	(32,852)
Net expenses	145,497
Net Investment Income	270,247

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	37,543
Net realized gains (losses) on foreign currency transactions	(708)
Total net realized gains (losses)	36,835
Net unrealized gains (losses):
Non-controlled, non-affiliated investments	45,205
Foreign currency translation	(132,676)
Forward foreign currency contracts (Note 2)	129,341
Total net unrealized gains (losses)	41,870
Total realized and unrealized gains (losses)	78,705
Net Increase in Net Assets Resulting from Operations	$348,952
Earnings Per Share - Basic and Diluted	$0.33
Weighted Average Shares Outstanding - Basic and Diluted	1,045,338

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statement of Changes in Net Assets

For the Three Months Ended
March 31, 2018 (Unaudited)

Increase in Net Assets Resulting from Operations:
Net investment income	$270,247
Net realized gains (losses) on investments and foreign currency transactions	36,835
Net unrealized gains (losses) on investments, foreign currency translations, and foreign currency contracts	41,870
Net Increase in Net Assets Resulting from Operations	348,952

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions declared from net investment income	(338,316)
Decrease in Net Assets Resulting from Stockholder Distributions	(338,316)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	820,000
Increase in Net Assets Resulting from Capital Share Transactions	820,000
Total Increase in Net Assets	830,636
Net Assets, Beginning of Period	20,669,649
Net Assets, End of Period	$21,500,285
Distributions in excess of net investment income	$(151,710)

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statement of Cash Flows

For the Three Months Ended
March 31, 2018 (Unaudited)

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$348,952
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in realized gains/losses on investments and foreign currency transactions	(36,835)
Net change in unrealized gains/losses on investments and foreign currency translations	87,471
Net amortization of discount on investments	(7,186)
Purchases of investments	(15,824,181)
Proceeds from sale of investments	14,547,841
Changes in operating assets and liabilities:
Investment securities sold	(1,132,147)
Dividends and interest receivable	(4,213)
Receivable due from investment adviser	487,181
Receivable for paydowns	12,658
Payable for investments purchased	1,484,403
Unrealized depreciation on forward foreign currency contracts	(129,341)
Accrued other general and administrative expenses	(341,749)
Net cash used in operating activities	(507,146)
Cash Flows from Financing Activities:
Distributions paid in cash	(335,727)
Subscription receivable	100,000
Proceeds from issuance of common shares	820,000
Net cash provided by financing activities	584,273
Net increase in cash and cash equivalents	77,127
Cash and cash equivalents, beginning of period	1,244,044
Cash and cash equivalents, end of period	$1,321,171

Non-cash financing activities:
Dividend reinvestments	$—

Supplemental Information:
Interest paid during the period	$—

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Schedule of Investments

As of March 31, 2018

(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Company(3)	Industry	Interest	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AP Gaming I, LLC	Entertainment & Leisure	L + 4.25% (1% Floor)	12/4/2017	2/15/2024	$248,747	$248,747	$251,545	1.2%
Boardriders Term Loan B(5)	Apparel & Accessories	L + 6.50% (1% Floor)	3/21/2018	4/30/2025	500,000	490,000	490,000	2.3%
Fogo de Chao Term Loan(5)	Restaurants	L + 4.50% (1% Floor)	3/22/2018	4/7/2025	500,000	497,500	497,500	2.3%
Hill International, Inc.	Business Services	L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,488,750	1,481,503	1,485,028	6.9%
Idera, Inc.	Computers & Electronics	L + 4.50% (1% Floor)	6/27/2017	6/28/2024	839,194	837,720	843,390	3.9%
KeyPoint Government Solutions, Inc.	Federal Services	L + 6.00% (1% Floor)	8/24/2017	4/18/2024	962,025	953,155	962,025	4.5%
Logibec Inc.(4)	Healthcare IT	CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	4,993,647	4,827,661	4,993,648	23.2%
MH Sub I Term Loan(5)	Computers & Electronics	L + 3.75% (0% Floor)	3/15/2018	9/13/2024	498,747	497,500	497,500	2.3%
MRO Holdings, Inc.	Transportation	L + 5.25% (1% Floor)	10/20/2017	10/25/2023	997,500	988,010	1,007,475	4.7%
Octave Music Group, Inc.	Broadcasting & Subscription	L + 4.75% (1% Floor)	10/17/2017	5/28/2021	994,885	1,001,523	1,002,347	4.7%
Paradigm Business Solutions, Inc.	Insurance Services	L+ 4.25% (1% Floor)	10/6/2017	10/11/2024	498,750	497,647	497,503	2.3%
PMHC Term Loan(5)	Chemicals & Allied Products	L+ 3.50% (1% Floor)	3/22/2018	3/31/2025	500,000	497,500	497,500	2.3%
Radiology Partners, Inc. Term Loan	Healthcare Services	L + 5.75% (1% Floor)	11/28/2017	12/4/2023	3,991,233	3,955,939	3,971,277	18.5%
ThreeBridge Solutions Term Loan	IT Implementation	L+ 9.00% (1% Floor)	12/4/2017	12/4/2022	4,000,000	3,959,698	3,955,000	18.4%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	—	12/4/2017	6/30/2018	—	—	—	0.0%
Total First Lien Senior Secured					$21,013,478	$20,734,103	$20,951,738	97.5%

Total Debt Investments					21,013,478	20,734,103	20,951,738	97.5%

		Maturity	Acquisition	Number of	Principal /	Amortized	Fair	Percentage
Company(3)	Yield to Maturity	Date	Date	Shares	Par	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	4/5/2018	3/29/2018	8,000,000	8,000,000	7,998,947	7,998,896	37.2%
Total U.S. Government Securities					8,000,000	7,998,947	7,998,896	37.2%

Total Investments					$29,013,478	$28,733,050	$28,950,634	134.7%
Liabilities in Excess of Other Assets							(7,450,349)	(34.7)%
Net assets							$21,500,285	100.0%

Forward foreign currency contracts outstanding as of March 31, 2018 were as follows:

						Unrealized
					Expiration	Appreciation
Currency Purchased		Currency Sold		Counterparty	Date	(Depreciation)

USD	5,090,981	CAD	6,435,000	Bannockburn Global Forex, LLC	8/1/2018	91,200

CAD       Canadian Dollar

USD        United States Dollar

(1) The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2) Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of March 31, 2018, the 1 month, 2 month, and 3 month LIBOR rates were 1.88%, 2.00%, and 2.31% respectively. As of March 31, 2018, CDOR was 1.68%.

(3) As of March 31, 2018, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4) Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940.

(5) Investments or a portion of investments are unsettled as of March 31, 2018.

(6) As of March 31, 2018, the tax cost of the Company’s investments approximates their amortized cost.

(7) The entire commitment was unfunded as of March 31, 2018. As such, no interest is being earned on this investment. The investment is subject to a 1% commitment fee. (see Note 7 to the financial statements).

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

Flat Rock Capital Corp.

Notes to Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Flat Rock Capital Corp. (the “Company”) is a Maryland corporation formed on March 20, 2017 and commenced operations on May 3, 2017. The Company was formed to primarily make debt investments in senior secured loans of U.S. middle-market companies (“Senior Loans”). The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to qualify and be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and intends to qualify as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements. The Company’s investment objective is the preservation of capital while generating current income from its debt investments and seeking to maximize the portfolio’s total return.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies.

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

Most of the Company’s investments will not be traded on a national securities exchange, and will not have the benefit of market quotations or other pricing data from such an exchange. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, the Board has approved a multi-step valuation process each quarter, as described below:

1.                   each portfolio company or investment will be valued by Flat Rock Global, potentially with information received from one or more independent valuation firms engaged by the Company;

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the quarter ended March 31, 2018, the Company utilized forward foreign currency contracts to hedge its foreign currency exposure.

The following tables provide quantitative disclosures about fair values of, and unrealized appreciation (depreciation) on, the Company’s derivative instruments as of and for the fiscal period ended March 31, 2018, grouped by contract type and risk exposure category.

Derivatives

Forward Contracts	Unrealized appreciation (depreciation) on forward foreign currency contracts	$91,200	$91,200
Derivative Assets		$91,200	$91,200

The following table lists the amount of change in unrealized appreciation (depreciation) included in net increase/(decrease) in net assets resulting from operations during the fiscal period ended March 31, 2018, grouped by contract type and risk exposure.

Derivative Type	Statement of Operation Location	Foreign Currency Contracts	Total

Forward Contracts	Net change in unrealized gains (losses) from forward foreign currency contracts	$129,341	$129,341
		$129,341	$129,341

During the current fiscal period, the Company’s quarterly average volume of derivatives is as follows:

Forward Foreign Currency Contracts - Payable (Value at Trade Date)	Forward Foreign Currency Contracts - Receivable (Value at Trade Date)

$(5,090,981)	$5,090,981

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1.	Fair value of investment securities, other assets and liabilities — at the exchange rates prevailing at the end of the applicable period; and

2.	Purchases and sales of investment securities, income and expenses — at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

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

Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supercedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when the promised goods and services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods and services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The Company adopted ASU 2014-09 during the period ended December 31, 2017 and determined that the adoption did not have a material impact on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company adopted ASU 2016-01 during the period ended December 31, 2017 and determined that the adoption did not have a material impact on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company adopted ASU 2016- 15 during the period ended December 31, 2017 and determined that the adoption did not have a material impact on its financial statements.

In October 2016, the SEC adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company has evaluated the impact of the adoption of the amendments to Regulation S-X on its financial statements and disclosures and determined that the adoption of the amendments to Regulation S-X has not had a material impact on its financial statements.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company determined that this adoption did not have a material impact on its financial statements.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on March 31, 2018, acquired $8,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global, all of which were waived by Flat Rock Global. For the three months ended March 31, 2018, the Company incurred management fees of $108,870, all of which were waived by Flat Rock Global.

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

For the fiscal period ended March 31, 2018, the Company did not incur subordinated incentive fees on income. The capital gains component of the incentive fee is incurred at the end of the calendar year.

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

Beginning on May 3, 2017, Flat Rock Global agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three months ended March 31, 2018, the reimbursement totaled $32,852, which consisted of audit, fund accounting, fund administration, insurance, legal, valuation and other fees. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$20,734,103	$20,951,738	$19,417,419	$19,718,232
U.S. Government Securities	7,998,947	7,998,896	7,999,543	7,999,512
	28,733,050	28,950,634	27,416,962	27,717,744
Forward foreign currency contracts	—	91,200	—	(38,141)
Total Investments	$28,733,050	$29,041,834	$27,416,962	$27,679,603

As of March 31, 2018, approximately 23.3% of the investment portfolio at amortized cost and 23.8% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Canada. Such investments are not qualifying assets as defined by Section 55(a) of the Investment Company Act of 1940.

The industry composition of investments based on fair value as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017

U.S. Government Securities	27.6%	28.9%
Healthcare IT	17.2%	18.5%
Healthcare Services	13.7%	13.0%
IT Implementation	13.7%	14.3%
Business Services	5.1%	5.3%
Computers & Electronics	4.6%	3.0%
Transportation	3.5%	3.6%
Broadcasting & Subscription	3.5%	3.6%
Federal Services	3.2%	3.5%
Apparel & Accessories	1.7%	0.0%
Insurance Services	1.7%	1.8%
Restaurants	1.7%	0.0%
Chemicals & Allied Products	1.7%	0.0%
Entertainment & Leisure	1.1%	0.9%
Consumer Services	0.0%	3.6%
Forward Foreign Currency Contracts	0.0%*	0.0%*
Total	100.0%	100.0%

* Less than 0.5%.

The geographic composition of investments based on fair value as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017

United States:
Government Securities	27.6%	28.9%
West	21.3%	17.4%
Midwest	15.4%	16.1%
Northeast	8.6%	12.5%
South	6.3%	3.0%
Southeast	3.5%	3.6%
Canada	17.3%	18.5%
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. Accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

There were no transfers between levels during the period.

The following table presents the fair value hierarchy of investments as of March 31, 2018 and December 31, 2017:

	Fair Value Hierarchy as of March 31, 2018
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$—	$20,951,738	$20,951,738
U.S. Government Securities	7,998,896	—	—	7,998,896
Forward foreign currency contracts	—	91,200	—	91,200
Total Investments	$7,998,896	$91,200	$20,951,738	$29,041,834

	Fair Value Hierarchy as of December 31, 2017
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$—	$19,718,232	$19,718,232
U.S. Government Securities	7,999,512	—	—	7,999,512
Forward foreign currency contracts	—	(38,141)	—	(38,141)
Total Investments	$7,999,512	$(38,141)	$19,718,232	$27,679,603

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair  value as of and for the three months ended March 31, 2018:

First-lien senior
secured debt
For the Three Months Ended
March 31, 2018
Fair value, beginning of period	$19,718,232
Purchases of investments, net	7,815,204
Proceeds from investments, net	(6,505,532)
Net change in unrealized gain (loss)	(83,352)
Net amortization of discount on investments	7,186
Transfers into (out of) Level 3	—
Fair value, end of period	$20,951,738

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that were held by the Company for the three months ended March 31, 2018.

Net Change in Unrealized Gain (Loss) For the Three Months Ended
March 31, 2018

First-lien senior secured debt	$(83,352)

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2018, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2018, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2018 and December 31, 2017. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2018
				Range
		Valuation	Unobservable	(Weighted
	Fair Value	Technique	Input	Average)
First-lien senior secured debt	4,722,382	Recent Transaction	Transaction Price	100.063
First-lien senior secured debt	16,229,356	Market & income approach	EBITDA multiple	9.3x
	$20,951,738		Revenue multiple	3.0x
			Discount rate	8.53%

	As of December 31, 2017
				Range
		Valuation	Unobservable	(Weighted
	Fair Value	Technique	Input	Average)
First-lien senior secured debt	$10,301,926	Recent Transaction	Transaction Price	99.00-100.25 (99.18)
First-lien senior secured debt	9,416,306	Market & income approach	EBITDA multiple	6.5x - 12.5x (9.99x)
	$19,718,232		Revenue multiple	1.5x
			Discount rate	6.50% - 8.25% (7.41%)
			Broker Quote	99.75

Note 6. Capital Contributions

On January 29, 2018, the Company issued and sold 16,234 shares of its common stock at an aggregate purchase price of $325,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On February 28, 2018, the Company issued and sold 2,747 shares of its common stock at an aggregate purchase price of $55,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On March 29, 2018, the Company issued and sold 21,978 shares of its common stock at an aggregate purchase price of $440,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2018:

		Distribution
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Payment
1/26/2018	1/26/2018	$0.108	2/6/2018	$111,504
2/26/2018	2/26/2018	$0.108	3/6/2018	$113,258
3/26/2018	3/26/2018	$0.108	4/6/2018	$113,554

Note 7. Commitments and Contingencies

The Company’s off-balance sheet arrangements consisted of $0.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of March 31, 2018. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s statement of assets and liabilities and are not reflected in the Company’s statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2018 is shown in the table below:

As of
March 31, 2018

ThreeBridge Solutions	500,000
$500,000

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2018, management is not aware of any pending or threatened litigation.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2018:

For the Three Months Ended
March 31, 2018

Increase in net assets resulting from operations	$348,952
Weighted average shares of common stock outstanding - basic and diluted	1,045,338
Earnings per common share - basic and diluted	$0.33

Note 9. Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2018:

For the Three Months Ended
March 31, 2018
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.02

Results of Operations:
Net Investment Income(1)	0.26
Net Realized and Unrealized Gain (Loss) on Investments(1)	(0.71)
Net Increase in Net Assets Resulting from Operations	(0.45)

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.32)
Net Decrease Resulting from Distributions	(0.32)

Capital Share Transactions
Issuance of Common Stock	0.78
Net Increase (Decrease) Resulting from Capital Share Transactions	0.78
Net Asset Value, End of Period	$20.03

Shares Outstanding, End of Period	1,073,404

Ratio/Supplemental Data
Net assets, end of period	$21,500,285
Weighted-average shares outstanding	1,045,338
Total Return(3)	1.67%
Portfolio turnover	26.9%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	2.80%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	0.07%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	5.20%
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	7.93%

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

There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On April 26, 2018, the Company declared a distribution of $0.108 per share, or $115,928, payable on May 6, 2018.

On April 27, 2018, the Company issued and sold 14,735 shares of its common stock at an aggregate purchase price of $295,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to Flat Rock Capital Corp.

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

Flat Rock Global, LLC (our “Adviser” or “Flat Rock Global”), a recently-formed Delaware limited liability company, acts as our investment adviser. Flat Rock Global is registered as an investment adviser under the Advisers Act. Flat Rock Global is controlled by Robert K. Grunewald, our Chairman and Chief Executive Officer. Mr. Grunewald has over 25 years of experience in BDCs, middle market finance, private equity and investment banking. Flat Rock Global manages our day-to-day operations and provides investment advisory and management services to us.

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

Beginning on May 3, 2017, commencement of operations, the Company’s Adviser agreed to voluntarily reimburse us for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three months ended March 31, 2018, these reimbursements totaled $32,852, which consisted of audit, fund accounting, fund administration, insurance, legal, transfer agent, valuation and other fees. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Portfolio and Investment Activity

As of March 31, 2018, our weighted average total yield of debt and income producing securities at fair value was 8.14%, and our weighted average total yield of debt and income producing securities at amortized cost was 8.05%.

As of March 31, 2018 we had investments in 14 portfolio companies with an aggregate fair value of approximately $21.0 million.

Our investment activity for the three months ended March 31, 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated).

For the Three Months Ended
March 31, 2018

New investments:
Gross investments	$8,164,240
Less: sold investments	6,664,240
Total new investments	14,828,480

Principal amount of investments funded:
First-lien senior secured debt investments	$8,164,240
Total principal amount of investments funded	8,164,240

Principal amount of investments sold:
First-lien senior secured debt investments	6,664,240
Total principal amount of investments sold or repaid	6,664,240

Number of new investment commitments	20
Average new investment commitment amount	$741,424
Weighted average maturity for new investment commitments	6.6 years
Percentage of new debt investment commitments at floating rates	100%
Percentage of new debt investment commitments at fixed rates	0%
Weighted average interest rate of new investment commitments	5.79%
Weighted average spread LIBOR of new floating rate investment commitments	3.79%
Weighted average interest rate on investments sold or paid down	5.56%

As of March 31, 2018 and December 31, 2017, our investments consisted of the following:

	March 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$20,734,103	$20,951,738	$19,417,419	$19,718,232
U.S. Government Securities	7,998,947	7,998,896	7,999,543	7,999,512
Forward foreign currency contracts	—	91,200	—	(38,141)
Total Investments	$28,733,050	$29,041,834	$27,416,962	$27,679,603

The table below describes investments by industry composition based on fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

U.S. Government Securities	27.6%	28.9%
Healthcare IT	17.2%	18.5%
Healthcare Services	13.7%	13.0%
IT Implementation	13.7%	14.3%
Business Services	5.1%	5.3%
Computers & Electronics	4.6%	3.0%
Transportation	3.5%	3.6%
Broadcasting & Subscription	3.5%	3.6%
Federal Services	3.2%	3.5%
Apparel & Accessories	1.7%	0.0%
Insurance Services	1.7%	1.8%
Restaurants	1.7%	0.0%
Chemicals & Allied Products	1.7%	0.0%
Entertainment & Leisure	1.1%	0.9%
Consumer Services	0.0%	3.6%
Forward Foreign Currency Contracts	0.0%*	0.0%*
Total	100.0%	100.0%

* Less than 0.5%.

The table below describes investments by geographic composition based on fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

United States:
Government Securities	27.6%	28.9%
West	21.3%	17.4%
Midwest	15.4%	16.1%
Northeast	8.6%	12.5%
South	6.3%	3.0%
Southeast	3.5%	3.6%
Canada	17.3%	18.5%
Total	100.0%	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Weighted average total yield of debt and income producing securities	8.14%	7.99%
Weighted average interest rate of debt and income producing securities	7.94%	7.82%
Weighted average spread over LIBOR of all floating rate investments	6.15%	6.35%

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

2

Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2;

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

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table presents the ratings of our portfolio investments at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
		Percentage		Percentage
	Investments at	of Total	Investments at	of Total
Investment Rating	Fair Value	Portfolio	Fair Value	Portfolio
1	$—	—%	$—	—%
2	29,041,834	100.0%	27,679,603	100.0%
Total	$29,041,834	100.0%	$27,679,603	100.0%

Results of Operations

We are a recently-formed entity that commenced our principal operations on May 3, 2017. Since we commenced principal operations on May 3, 2017, we therefore have no prior periods with which to compare our operating results.

The following table represents the operating results for the three months ended March 31, 2018:

For the Three Months Ended
March 31, 2018
Total Investment Income	$415,744
Less: Net Expenses	145,497
Net Investment Income	270,247
Net realized gains (losses) on investments	36,835
Net unrealized gains (losses) on investments	41,870
Net increase in net assets resulting from operations	$348,952

Investment Income

Investment income for the three months ended March 31, 2018 was as follows:

For the Three Months Ended
March 31, 2018
Interest income from investments	$412,247
Other income	3,497
Total investment income	$415,744

Expenses

Operating expenses for the three months ended March 31, 2018 was as follows:

For the Three Months Ended
March 31, 2018
Management fees	$108,870
Incentive fees	—
Other operating expenses	178,349
Management fee waiver	(108,870)
Expense Reimbursement	(32,852)
Net Expenses	$145,497

Net expenses for the three months ended March 31, 2018 were $145,497, which consisted of $108,870 in management fees, $94,448 in professional fees and $83,901 in general and administrative expenses, offset by $108,870  in management fee waivers and $32,852 in expense reimbursement from the Adviser.

                                                In order to meet the diversification tests required to qualify as a RIC, the Company, on March 29, 2018, acquired $8,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to the Adviser, all of which were waived by the Adviser. For the three months ended March 31, 2018, the Company incurred management fees of $108,870 all of which were waived by Flat Rock Global.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2018, net unrealized gains on our investment portfolio were comprised of the following:

For the Three Months Ended
March 31, 2018
Unrealized gains on investments	$41,870
Net unrealized gains	$41,870

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds generated from our private offering and from cash flows from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in Senior Loans, payments of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of March 31, 2018, we sold 1,073,404 shares of common stock for gross proceeds of approximately $21.5 million. As of March 31, 2018, we had cash and cash equivalents of $1,321,171.

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

Capital Contributions

On January 29, 2018, the Company issued and sold 16,234 shares of its common stock at an aggregate purchase price of $325,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On February 28, 2018, the Company issued and sold 2,747 shares of its common stock at an aggregate purchase price of $55,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On March 29, 2018, the Company issued and sold 21,978 shares of its common stock at an aggregate purchase price of $440,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the period ended March 31, 2018:

		Distribution
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Payment
1/26/2018	1/26/2018	$0.108	2/6/2018	$111,504
2/26/2018	2/26/2018	$0.108	3/6/2018	$113,258
3/26/2018	3/26/2018	$0.108	4/6/2018	$113,554

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. The preparation of these financial statements will require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we have described our critical accounting policies in the notes to our financial statements.

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

Most of our investments will not be traded on a national securities exchange, and we will not have the benefit of market quotations or other pricing data from such an exchange. Certain of our investments will have the benefit of third-party bid-ask quotations. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

1.	each portfolio company or investment will be valued by Flat Rock Global, potentially with information received from one or more independent valuation firms engaged by the Company;

2.

an independent valuation firm will conduct independent valuations and make an independent assessment of the value of each investment on a rotating basis so that each investment is valued at least twice annually;

3.	the valuation committee of our Board will review and discuss the preliminary valuation prepared by Flat Rock Global and that of the independent valuation firm; and

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

Valuation Risk

Substantially all, if not all, of our investments will not be traded on a national securities exchange, and we will not have the benefit of market quotations or other pricing data from such an exchange. Certain of our investments will have the benefit of third-party bid-ask quotations. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of March 31, 2018, we had not incurred any leverage.

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

As of March 31, 2018, all of the investments in our portfolio were at floating rates.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of March 31, 2018 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.  Risk Factors.

As of March 31, 2018, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 15, 2018, except for the following:

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In addition, the legislation requires non-listed BDCs to offer to repurchase 25% of its securities each quarter following the calendar quarter in which the BDC obtains such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2018, the Company issued and sold 16,234 shares of its common stock at an aggregate purchase price of

$325,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On February 28, 2018, the Company issued and sold 2,747 shares of its common stock at an aggregate purchase price of $55,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On March 29, 2018, the Company issued and sold 21,978 shares of its common stock at an aggregate purchase price of $440,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

3.3	Bylaws (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 1, 2017.)

10.1	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)

10.2	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.3	Custody Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017.)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flat Rock Capital Corp.

Date: May 11, 2018
/s/ Robert K. Grunewald
	Name:	Robert K. Grunewald
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2018
/s/ Richard A. Petrocelli
	Name:	Richard A. Petrocelli
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)