Form 10-Q
period 2018-06-30
Flat Rock Capital Corp.
filed 2018-08-14
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes ☒ No

As of August 8, 2018, the registrant had 1,263,239 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Statements of Assets and Liabilities as of June 30, 2018 (Unaudited) and December 31, 2017	1
	Statements of Operations for the Three and Six Months Ended June 30, 2018 and for the Period May 3, 2017 (commencement of operations) through June 30, 2017 (Unaudited)	2
	Statements of Changes in Net Assets for the Six Months Ended June 30, 2018 and for the Period May 3, 2017 (commencement of operations) through June 30, 2017 (Unaudited)	3
	Statements of Cash Flows for the Six Months Ended June 30, 2018 and for the Period May 3, 2017 (commencement of operations) through June 30, 2017 (Unaudited)	4
	Schedules of Investments as of June 30, 2018 (Unaudited) and December 31, 2017	5-8
	Notes to Financial Statements (Unaudited)	9-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

Signatures		35

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Flat Rock Capital Corp.

Statements of Assets and Liabilities

	June 30, 2018 (Unaudited)	December 31, 2017
Assets:
Non-controlled investments, at fair value (amortized cost $29,479,640 and $27,416,962, respectively)	$29,652,802	$27,717,744
Cash and cash equivalents	1,266,745	1,244,044
Unrealized appreciation on forward foreign currency contracts	188,627	—
Receivables:
Investment securities sold	1,755,000	1,486,885
Paydowns receivable	—	12,658
Subscriptions receivable	1,443,000	100,000
Interest	15,253	60,792
Due from investment adviser	80,392	520,033
Total Assets	$34,401,819	$31,142,156

Liabilities:
Payables:
Investment securities purchased	$9,705,896	$9,735,166
Distributions payable	122,506	110,965
Unrealized depreciation on forward foreign currency contracts	—	38,141
Incentive fee payable	26,927	—
Accrued other general and administrative expenses	377,288	588,235
Total Liabilities	$10,232,617	$10,472,507

Commitments and Contingencies (Note 7)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding	$—	$—
Common shares, $0.001 par value; 125,000,000 shares authorized; 1,206,355 and 1,032,445 issued and outstanding, respectively	1,206	1,032
Additional paid-in capital	23,971,669	20,488,843
Accumulated undistributed net investment income (loss)	(246,602)	(83,641)
Net realized gains (losses) on investments and foreign currency transactions	81,140	—
Net unrealized gains (losses) on investments, foreign currency translations, and foreign currency contracts	361,789	263,415
Total Net Assets	$24,169,202	$20,669,649
Total Liabilities and Net Assets	$34,401,819	$31,142,156
Net Asset Value Per Share	$20.03	$20.02

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statements of Operations

(Unaudited)

	For the Three Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017	For the Six Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$438,581	$685	$850,828	$685
Other income	218	—	3,714	—
Total investment income from non-controlled, non-affiliated investments	438,799	685	854,542	685
Total Investment Income	438,799	685	854,542	685

Expenses:
Management fee	115,666	24,592	224,536	24,592
Professional fees	89,237	25,480	183,685	25,480
Incentive fees	26,927	—	26,927	—
Other general and administrative expenses	109,113	10,000	193,014	10,000
Total Expenses	340,943	60,072	628,162	60,072
Less: Management fee waiver (Note 3)	(115,666)	(24,592)	(224,536)	(24,592)
Less: Expense reimbursement (Note 3)	(47,540)	(35,000)	(80,392)	(35,000)
Net expenses	177,737	480	323,234	480
Net Investment Income	261,062	205	531,308	205

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	44,003	—	81,546	—
Net realized gains (losses) on foreign currency transactions	302	—	(406)	—
Total net realized gains (losses)	44,305	—	81,140	—
Net unrealized gains (losses):
Non-controlled, non-affiliated investments	47,285	362	92,490	362
Foreign currency translation	(88,208)	—	(220,884)	—
Forward foreign currency contracts (Note 2)	97,427	—	226,768	—
Total net unrealized gains (losses)	56,504	362	98,374	362
Total realized and unrealized gains (losses)	100,809	362	179,514	362
Net Increase in Net Assets Resulting from Operations	$361,871	$567	$710,822	$567
Earnings Per Share - Basic and Diluted	$0.33	$0.04	$0.66	$0.04
Weighted Average Shares Outstanding - Basic and Diluted	1,102,254	14,025	1,073,953	14,025

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statements of Changes in Net Assets

(Unaudited)

	For the Six Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Increase in Net Assets Resulting from Operations:
Net investment income	$531,308	$205
Net realized gains (losses) on investments and foreign currency transactions	81,140	—
Net unrealized gains (losses) on investments, foreign currency translations, and foreign currency contracts	98,374	362
Net Increase in Net Assets Resulting from Operations	710,822	567

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions declared from net investment income	(694,269)	—
Net Decrease in Net Assets Resulting from Stockholder Distributions	(694,269)	—

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	3,483,000	2,575,000
Net Increase in Net Assets Resulting from Capital Share Transactions	3,483,000	2,575,000
Total Increase (Decrease) in Net Assets	3,499,553	2,575,567
Net Assets, Beginning of Period	20,669,649	—
Net Assets, End of Period	$24,169,202	$2,575,567
Undistributed net investment income (loss)	$(246,602)	$205

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Period May 3, 2017 (commencement of operations) through
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$710,822	$567
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in realized gains/losses on investments and foreign currency transactions	(81,140)	—
Net change in unrealized gains/losses on investments and foreign currency translations	128,394	(362)
Net amortization of discount on investments	(13,713)	(685)
Purchases of investments	(32,299,708)	(19,953,068)
Proceeds from sale of investments	30,331,109	—
Changes in operating assets and liabilities:
Investment securities sold	(268,115)	—
Dividends and interest receivable	45,539	—
Receivable due from investment adviser	439,641	—
Receivable for paydowns	12,658	—
Payable for investments purchased	(29,270)	6,954,895
Payable for incentive fee	26,927	—
Payable due to broker	—	12,598,173
Unrealized depreciation on forward foreign currency contracts	(226,768)	—
Accrued other general and administrative expenses	(210,947)	480
Net cash used in operating activities	(1,434,571)	(400,000)
Cash Flows from Financing Activities:
Distributions paid in cash	(682,728)	—
Proceeds from issuance of common shares	2,140,000	2,550,000
Net cash provided by financing activities	1,457,272	2,550,000
Net increase in cash and cash equivalents	22,701	2,150,000
Cash and cash equivalents, beginning of period	1,244,044	—
Cash and cash equivalents, end of period	$1,266,745	$2,150,000

Non-cash financing activities:
Subscription receivable	$1,343,000	$25,000

Supplemental Information:
Interest paid during the period	$—	$—

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Schedule of Investments

As of June 30, 2018

(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of Net
Company(3)	Industry	Interest	Date	Date	Par	Cost(1)(6)	Value	Assets
Debt Investments
First Lien Senior Secured(2)
AP Gaming I, LLC	Entertainment & Leisure	L + 4.25% (1% Floor)	12/4/2017	2/15/2024	$248,120	$248,120	$250,911	1.0%
AqGen Ascensus, Inc. Delayed Draw(7)	Insurance	—	6/7/2018	12/5/2022	-	-	-	0.0%
AqGen Ascensus, Inc. Term Loan	Insurance	L + 3.50% (1% Floor)	6/7/2018	12/5/2022	311,719	310,484	310,471	1.3%
Big Ass Solutions(5)	Home Furnishings	L + 3.75% (1% Floor)	6/22/2018	5/21/2024	498,747	498,747	498,747	2.1%
BMC Software Finance, Inc.(5)	Computers & Electronics	L+ 4.25% (1% Floor)	6/28/2018	9/30/2025	1,000,000	990,000	990,000	4.1%
Bomgar Corporation	Computers & Electronics	L + 4.00% (1% Floor)	4/17/2018	4/17/2025	500,000	498,772	498,750	2.1%
Deliver Buyer, Inc.(5)	Machinery	L + 5.00% (1% Floor)	6/14/2018	5/1/2024	500,000	498,750	498,750	2.1%
Genuine Financial Holdings LLC(5)	Business Services	L + 3.75% (1% Floor)	6/29/2018	6/27/2025	1,000,000	995,000	995,000	4.1%
GI Revelation Acquisition LLC	Business Services	L + 5.00% (1% Floor)	4/11/2018	4/11/2025	500,000	497,560	497,500	2.1%
Hill International, Inc.	Business Services	L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,485,000	1,477,948	1,481,287	6.1%
Idera, Inc.	Computers & Electronics	L + 4.50% (1% Floor)	6/27/2017	6/28/2024	837,000	835,553	841,185	3.5%
Isagenix International LLC	Direct Selling	L + 5.75% (1% Floor)	4/26/2018	6/14/2025	1,000,000	990,037	990,000	4.1%
Logibec Inc.(4)	Healthcare IT	CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	4,904,679	4,835,924	4,904,679	20.3%
MND Holdings III Corp.(5)	Consumer Goods	L + 3.50% (1% Floor)	6/8/2018	6/19/2024	997,481	997,481	997,481	4.1%
MRO Holdings, Inc.	Transportation	L + 5.25% (1% Floor)	10/20/2017	10/25/2023	995,000	985,987	1,004,950	4.2%
Octave Music Group, Inc.	Broadcasting & Subscription	L + 4.75% (1% Floor)	10/17/2017	5/28/2021	992,327	998,406	999,770	4.1%
Paradigm Business Solutions, Inc.	Insurance Services	L+ 4.25% (1% Floor)	10/6/2017	10/11/2024	497,500	496,429	496,256	2.1%
Radiology Partners, Inc. Term Loan A	Healthcare Services	L + 5.75% (1% Floor)	11/28/2017	12/4/2023	3,982,393	3,947,811	3,982,393	16.5%
Radiology Partners, Inc. Term Loan(5)	Healthcare Services	L+ 4.25% (1% Floor)	6/28/2018	7/4/2025	2,000,000	1,980,000	1,980,000	8.2%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	-	12/4/2017	6/30/2018	-	-	-	0.0%
ThreeBridge Solutions Term Loan	IT Implementation	L+ 9.00% (1% Floor)	12/4/2017	12/4/2022	3,950,000	3,911,835	3,950,000	16.3%
Zep Inc.	Chemicals & Allied Products	L+ 4.00% (1% Floor)	5/25/2018	8/12/2024	997,487	985,128	985,019	4.1%
Total First Lien Senior Secured					$27,197,453	$26,979,972	$27,153,149	112.5%

Total Debt Investments					27,197,453	26,979,972	27,153,149	112.5%

	Yield to	Maturity	Acquisition	Number of	Principal /	Amortized	Fair	Percentage
Company(3)	Maturity	Date	Date	Shares	Par	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	7/5/2018	6/29/2018	2,500,000	2,500,000	2,499,668	2,499,653	10.2%
Total U.S. Government Securities					2,500,000	2,499,668	2,499,653	10.2%

Total Investments					$30,384,953	$29,479,640	$29,652,802	122.7%
Liabilities in Excess of Other Assets							(5,483,600)	(22.7)%
Net assets							$24,169,202	100.0%

Forward foreign currency contracts outstanding as of June 30, 2018 were as follows:

				Unrealized
Currency	Currency		Expiration	Appreciation
Purchased	Sold	Counterparty	Date	(Depreciation)

USD 5,090,981	CAD 6,435,000	Bannockburn Global Forex, LLC	8/1/2018	188,627

CAD	Canadian Dollar

USD	United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of June 30, 2018, the 1 month, 2 month, and 3 month LIBOR rates were 2.09%, 2.17%, and 2.34% respectively. As of June 30, 2018, CDOR was 1.70%.

(3)	As of June 30, 2018, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940.

(5)	Investments or a portion of investments are unsettled as of June 30, 2018.

(6)	As of June 30, 2018, the tax cost of the Company’s investments approximates their amortized cost.

(7)	The entire $187,500 commitment to AqGen Ascensus, Inc. Delayed Draw and the entire $500,000 commitment to ThreeBridge Solutions Delayed Draw was unfunded as of June 30, 2018. As such, no interest is being earned on either of these investments. AqGen Ascensus Inc. Delayed Draw is subject to a 0.25% commitment fee and ThreeBridge Solutions Delayed Draw is subject to a 1% commitment fee (see Note 7 to the financial statements).

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Schedule of Investments

As of December 31, 2017

Company(3)	Industry	Interest	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
AP Gaming I, LLC(5)	Entertainment & Leisure	L + 5.50% (1% Floor)	6/6/2017	2/15/2024	$249,373	$249,373	$249,373	1.2%
Hill International, Inc.	Business Services	L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,492,500	1,485,259	1,485,037	7.2%
Idera, Inc.	Computers & Electronics	L + 5.00% (1% Floor)	6/27/2017	6/29/2024	841,268	839,933	845,474	4.1%
KeyPoint Government Solutions, Inc.	Federal Services	L + 6.00% (1% Floor)	8/24/2017	4/30/2022	974,684	965,465	972,247	4.7%
Logibec Inc.(4)	Healthcare IT	CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	5,123,523	4,823,203	5,123,523	24.8%
MRO Holdings, Inc.	Transportation	L + 5.25% (1% Floor)	10/20/2017	10/25/2023	1,000,000	990,062	990,000	4.8%
Octave Music Group, Inc.	Broadcasting & Subscription	L + 4.75% (1% Floor)	10/17/2017	5/29/2021	997,442	1,004,712	999,936	4.8%
Paradigm Business Solutions, Inc.	Insurance Services	L+ 4.25% (1% Floor)	10/6/2017	10/4/2024	500,000	498,805	498,750	2.4%
PetVet Care Centers, LLC	Consumer Services	L + 6.00% (1% Floor)	8/24/2017	3/31/2023	995,000	990,473	990,025	4.8%
Radiology Partners, Inc. Term Loan	Healthcare Services	L + 5.75% (1% Floor)	11/28/2017	12/4/2023	3,084,000	3,048,343	3,044,867	14.7%
Radiology Partners, Inc. Delayed Draw	Healthcare Services	L + 5.75% (1% Floor)	11/28/2017	12/4/2023	564,000	564,000	564,000	2.8%
Radiology Partners, Inc. Delayed Draw(7)	Healthcare Services	—	11/28/2017	12/4/2023	—	—	—	0.0%
ThreeBridge Solutions Term Loan	IT Implementation	L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	4,000,000	3,957,791	3,955,000	19.1%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	—	12/1/2017	6/30/2018	—	—	—	0.0%
Total First Lien Senior Secured					$19,821,790	$19,417,419	$19,718,232	95.4%

Total Debt Investments					19,821,790	19,417,419	19,718,232	95.4%

	Yield to	Maturity	Acquisition	Number of	Principal/	Amortized	Fair	Percentage
Company(3)	Maturity	Date	Date	Shares	Par	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	1/4/2018	12/29/2017	8,000,000	8,000,000	7,999,543	7,999,512	38.7%
Total U.S. Government Securities					8,000,000	7,999,543	7,999,512	38.7%

Total Investments					$27,821,790	$27,416,962	$27,717,744	134.1%
Liabilities in Excess of Other Assets							(7,048,095)	(34.1)%
Net assets							$20,669,649	100.0%

Forward foreign currency contracts outstanding as of December 31, 2017 were as follows:

				Unrealized
Currency	Currency		Expiration	Appreciation
Purchased	Sold	Counterparty	Date	(Depreciation)

USD 5,090,981	CAD 6,435,000	Bannockburn Global Forex, LLC	8/1/2018	(38,141)

CAD	Canadian Dollar

USD	United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of December 31, 2017, the 1 month, 2 month, and 3 month LIBOR rates were 1.56%, 1.62%, and 1.69% respectively. As of December 31, 2017, CDOR was 1.48%.

(3)	As of December 31, 2017, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940.

(5)	Investments or a portion of investments are unsettled as of December 31, 2017.

(6)	As of December 31, 2017, the tax cost of the Company’s investments approximates their amortized cost.

(7)	The entire commitment was unfunded as of December 31, 2017. As such, no interest is being earned on this investment. The investment is subject to a 1% commitment fee (see Note 7 to the financial statements).

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Notes to Financial Statements (Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Flat Rock Capital Corp. (the “Company”) is a Maryland corporation formed on March 20, 2017 that commenced operations on May 3, 2017. The Company was formed to primarily make debt investments in senior secured loans of U.S. middle-market companies (“Senior Loans”). The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the ”1940 Act”). In addition, for tax purposes, the Company intends to qualify and be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and intends to qualify as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements. The Company’s investment objective is the preservation of capital while generating current income from its debt investments and seeking to maximize the portfolio’s total return.

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

Most of the Company’s investments will not be traded on a national securities exchange and will not have the benefit of market quotations or other pricing data from such an exchange. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, the Board has approved a multi-step valuation process each quarter, as described below:

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

ASC Topic 820 clarifies that fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability to a market participant in the principal or most advantageous market for the investment. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as discussed in Note 5.

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

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the quarter ended June 30, 2018, the Company utilized forward foreign currency contracts to hedge its foreign currency exposure.

The following table provides quantitative disclosures about fair values of, and unrealized appreciation (depreciation) on, the Company’s derivative instruments as of and for the quarter ended June 30, 2018, grouped by contract type and risk exposure category.

Derivatives

Forward Contracts	Unrealized appreciation (depreciation) on forward foreign currency contracts	$188,627
Derivative Assets		$188,627

The following table lists the amount of change in unrealized appreciation (depreciation) included in net increase (decrease) in net assets resulting from operations during the quarter ended June 30, 2018, grouped by contract type and risk exposure.

Derivative Type	Statement of Operation Location	Foreign Currency Contracts	Total

Forward Contracts	Net change in unrealized gains (losses) from forward foreign currency contracts	$226,768	$226,768
		$226,768	$226,768

During the current fiscal period, the Company’s quarterly average volume of derivatives is as follows:

Forward Foreign Currency Contracts - Payable (Value at Trade Date)

$(5,090,981)

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

Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Amendments to the Leases (“ASU Topic 842”), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance is effective for annual and interim periods beginning after December 15, 2018. Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) –Principal versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The amended guidance affects entities that enter into contracts with customers to transfer goods or services in exchange for consideration. Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity must determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The amended guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. ASU 2016-08 affects the guidance in the new revenue standard issued in May 2014 and has the same effective date. Adoption of ASU 2016-08 did not have a material impact on the Company’s financial statements and disclosures.

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

In March 2017, the FASB issued ASU 2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and does not believe they would have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on June 30, 2018, acquired $2,500,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global, all of which were waived by Flat Rock Global. For the three and six months ended June 30, 2018, the Company incurred management fees of $115,666 and $224,536, respectively, all of which were waived by Flat Rock Global. For the period May 3, 2017 (commencement of operations) through June 30, 2017, the Company incurred management fees of $24,592, all of which were waived by Flat Rock Global.

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

For the three- and six-month periods ended June 30, 2018, the Company did not incur subordinated incentive fees on income.

The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Flat Rock Global if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though Flat Rock Global is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the three- and six-month periods ended June 30, 2018, the Company accrued capital gains incentive fees of $26,927. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Beginning on May 3, 2017, Flat Rock Global agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three and six months ended June 30, 2018, the reimbursement totaled $47,540 and $80,392, respectively, which consisted of audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the period May 3, 2017 (commencement of operations) through June 30, 2017, the reimbursement totaled $35,000. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$26,979,972	$27,153,149	$19,417,419	$19,718,232
U.S. Government Securities	2,499,668	2,499,653	7,999,543	7,999,512
	29,479,640	29,652,802	27,416,962	27,717,744
Forward foreign currency contracts	-	188,627	-	(38,141)
Total Investments	$29,479,640	$29,841,429	$27,416,962	$27,679,603

As of June 30, 2018, approximately 17.9% of the investment portfolio at amortized cost and 18.1% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Canada. Such investments are not qualifying assets as defined by Section 55(a) of the Investment Company Act of 1940.

The industry composition of investments based on fair value as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017

Healthcare Services	20.0%	13.0%
Healthcare IT	16.4%	18.5%
IT Implementation	13.2%	14.3%
Business Services	10.0%	5.3%
U.S. Government Securities	8.4%	28.9%
Computers & Electronics	7.8%	3.0%
Transportation	3.4%	3.6%
Broadcasting & Subscription	3.4%	3.6%
Direct Selling	3.3%	0.0%
Chemicals & Allied Products	3.3%	0.0%
Consumer Goods	3.3%	0.0%
Insurance Services	1.7%	1.8%
Home Furnishings	1.7%	0.0%
Machinery	1.7%	0.0%
Insurance	1.0%	0.0%
Entertainment & Leisure	0.8%	0.9%
Forward Foreign Currency Contracts	0.6%	0.0%*
Federal Services	0.0%	3.5%
Consumer Services	0.0%	3.6%
Total	100.0%	100.0%

* Less than 0.5%.

The geographic composition of investments based on fair value as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017

United States:
West	27.7%	17.4%
Midwest	15.0%	16.1%
South	14.5%	3.0%
Northeast	14.5%	12.5%
Government Securities	8.4%	28.9%
Southeast	3.4%	3.6%
Canada	16.5%	18.5%
Total	100.0%	100.0%

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

There were no transfers between levels during the period.

The following table presents the fair value hierarchy of investments as of June 30, 2018 and December 31, 2017:

	Fair Value Hierarchy as of June 30, 2018
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$-	$27,153,149	$27,153,149
U.S. Government Securities	2,499,653	-	-	2,499,653
Forward foreign currency contracts	-	188,627	-	188,627
Total Investments	$2,499,653	$188,627	$27,153,149	$29,841,429

	Fair Value Hierarchy as of December 31, 2017
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$-	$19,718,232	$19,718,232
U.S. Government Securities	7,999,512	-	-	7,999,512
Forward foreign currency contracts	-	(38,141)	-	(38,141)
Total Investments	$7,999,512	$(38,141)	$19,718,232	$27,679,603

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2018 and for the period May 3, 2017 (commencement of operations) through June 30, 2017:

	First-lien senior secured debt
	For the Three Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Fair value, beginning of period	$20,951,738	$-
Purchases of investments, net	13,985,884	6,954,895
Proceeds from investments, net	(7,745,958)	-
Net change in unrealized gain (loss)	(45,042)	-
Net amortization of discount on investments	6,527	-
Transfers into (out of) Level 3		-
Fair value, end of period	$27,153,149	$6,954,895

	For the Six Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Fair value, beginning of period	$19,718,232	$-
Purchases of investments, net	21,801,088	6,954,895
Proceeds from investments, net	(14,251,490)	-
Net change in unrealized gain (loss)	(128,394)	-
Net amortization of discount on investments	13,713	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$27,153,149	$6,954,895

The following table presents the net change in unrealized gains/losses for the period relating to these Level 3 assets that were still held by the Company at the end of the period ended June 30, 2018 and for the period May 3, 2017 (commencement of operations) through June 30, 2017:

	Net Change in Unrealized Gain (Loss)
	For the Three Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017

First-lien senior secured debt	$(40,923)	$362

	Net Change in Unrealized Gain (Loss)
	For the Six Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017

First-lien senior secured debt	$(128,394)	$362

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve–month EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2018, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of an investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2018, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2018 and December 31, 2017. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2018
				Range
		Valuation	Unobservable	(Weighted
	Fair Value	Technique	Input	Average)
First-lien senior secured debt	$11,009,124	Recent transaction	Transaction price	98.75-100.00 (99.47)
First-lien senior secured debt	16,144,025	Market & income approach	EBITDA multiple	7.3x-11.0x (9.5x)
	$27,153,149		Revenue multiple	0.6x-5.5x (3.3x)
			Discount rate	6.75%-11.75% (8.56%)

	As of December 31, 2017
				Range
		Valuation	Unobservable	(Weighted
	Fair Value	Technique	Input	Average)
First-lien senior secured debt	$10,301,926	Recent transaction	Transaction price	99.00-100.25 (99.18)
First-lien senior secured debt	9,416,306	Market & income approach	EBITDA multiple	6.5x-12.5x (9.99x)
	$19,718,232		Revenue multiple	1.5x
			Discount rate	6.50% - 8.25% (7.41%)
			Broker quote	99.75

Note 6. Share Transactions

Offering Proceeds

During the six months ended June 30, 2018, the Company issued and sold 173,910 shares of its common stock at an aggregate purchase price of $3,483,000.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2018:

Declaration	Record	Distribution	Payment	Distribution
Date	Date	Per Share	Date	Payment
1/26/2018	1/26/2018	$0.108	2/6/2018	$111,504
2/26/2018	2/26/2018	0.108	3/6/2018	113,258
3/26/2018	3/26/2018	0.108	4/6/2018	113,554
4/26/2018	4/26/2018	0.108	5/6/2018	115,928
5/26/2018	5/26/2018	0.108	6/6/2018	117,519
6/26/2018	6/26/2018	0.108	7/6/2018	122,506
				$694,269

Repurchases of Shares

The Small Business Credit Availability Act (the “SBCAA”) was signed into law as part of the 2018 omnibus spending bill on March 23, 2018. The SBCAA permits a BDC to incur additional amounts of leverage than previously permitted under the 1940 Act. Specifically, the SBCAA permits a BDC to reduce its asset coverage ratio from 200% to 150% so long as such BDC complies with certain requirements contained within the SBCAA. For BDCs, like the Company, that do not have shares of common stock listed on a national securities exchange, in order to take advantage of the modified asset coverage ratio, they must, among other things, extend, within the next twelve months, to each of the BDC’s stockholders as of the date of approval from the BDC’s board of directors, the opportunity to sell the securities held by that stockholder as of that date.

On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, assuming the Company complies with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to the Company will be decreased from 200% to 150%, effective May 30, 2019. In order to comply with the requirement that the Company extend, within twelve months of May 30, 2018, to each of the Company’s stockholders as of May 30, 2018, the opportunity to sell the securities held by that stockholder as of that date, the Company filed a tender offer on June 27, 2018 offering to repurchase up to 283,529 shares of the Company’s issued and outstanding common stock, at a price equal to the net asset value per share on July 26, 2018. The tender offer represented 25% of the total issued and outstanding shares of common stock as of May 30, 2018. The tender offer expired at 11:59 P.M., Central Time, on July 26, 2018 (the “Expiration Date”). As of the Expiration Date, 20,000 shares of the Company’s common stock were validly tendered and not withdrawn pursuant to the tender offer. In accordance with the terms of the tender offer, the Company purchased all 20,000 shares of its common stock validly tendered and not withdrawn at a price equal to $20.03 per share for an aggregate purchase price of approximately $400,600.

On August 7, 2018, following approval from the Board, the Company filed a second tender offer to repurchase up to 315,818 shares of the Company’s issued and outstanding common stock, which represent 25% of the total issued and outstanding shares of our common stock as of July 31, 2018.

Note 7. Commitments and Contingencies

The Company had an aggregate of $0.7 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of June 30, 2018. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s statement of assets and liabilities and are not reflected in the Company’s statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2018 is shown in the table below:

As of
June 30, 2018

AqGen Ascensus, Inc.	$187,500
ThreeBridge Solutions	500,000
$687,500

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2018, management is not aware of any pending or threatened litigation.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and for the period May 3, 2017 (commencement of operations) through June 30, 2017:

	For the Three Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017	For the Six Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017

Increase in net assets resulting from operations	361,871	$567	$710,822	$567
Weighted average shares of common stock outstanding - basic and diluted	1,102,254	14,025	1,073,953	14,025
Earnings per common share - basic and diluted	$0.33	$0.04	$0.66	$0.04

Note 9. Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2018 and for the period May 3, 2017 (commencement of operations) through June 30, 2017:

	For the Six Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.02	$-

Results of Operations:
Net Investment Income(1)	0.49	0.01
Net Realized and Unrealized Gain (Loss) on Investments(1)	0.17	(0.01)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.66	-

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.65)	-
Distributions from Realized Gains		-
Net Decrease in Net Assets Resulting from Distributions	(0.65)	-

Capital Share Transactions
Issuance of Common Stock	-	20.00
Net Increase (Decrease) Resulting from Capital Share Transactions	-	20.00
Net Asset Value, End of Period	$20.03	$20.00

Shares Outstanding, End of Period	1,206,355	128,750

Ratio/Supplemental Data
Net assets, end of period	$24,169,202	$2,575,567
Weighted-average shares outstanding	1,073,953	14,025
Total Return(3)	3.29%	0.00%
Portfolio turnover	63.4%	0.0%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	2.95%	28.86%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	5.73%	0.23%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	4.85%	(28.53%)
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	2.07%	0.10%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	The ratios reflect an annualized amount.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.

(4)	Includes interest expense which is not subject to reimbursement by Flat Rock Global LLC.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein.

There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

The Company’s initial tender offer expired on July 26, 2018 (the “Expiration Date”). As of the Expiration Date, 20,000 shares of the Company’s common stock were validly tendered and not withdrawn pursuant to the tender offer. In accordance with the terms of the tender offer, the Company purchased all 20,000 shares of our common stock validly tendered and not withdrawn at a price equal to $20.03 per share for an aggregate purchase price of approximately $400,600.

On July 13, 2018, the Company issued and sold 47,678 shares of its common stock at an aggregate purchase price of $955,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On July 26, 2018, the Company declared a distribution of $0.108 per share, or $135,436, payable on August 6, 2018.

On July 27, 2018, the Company issued and sold 29,206 shares of its common stock at an aggregate purchase price of $585,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On August 8, 2018, following approval from the Board, the Company filed a second tender offer to repurchase up to 315,818 of the total issued and outstanding shares of our common stock as of July 31, 2018.

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

Overview

We are a recently organized specialty finance company formed as a Maryland corporation on March 20, 2017. We are an externally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”), and intends to elect and to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	the cost of calculating our NAV, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchase of shares of our common stock and other securities;
●	investment advisory fees;
●	transfer agent and custodial fees;

●	fees and expenses associated with marketing efforts;
●	federal and state registration fees;
●	federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of proxy statements, stockholders’ reports and notices;
●	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
●	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act;
●	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
●	brokerage commissions for our investments; and
●	direct costs such as printing, mailing and long distance telephone, incurred by Flat Rock Global and all other expenses incurred by either Flat Rock Global or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by Flat Rock Global in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and chief financial officer and their respective staffs, subject to limitations included in our Investment Advisory Agreement.

Pursuant to the Investment Advisory Agreement, Flat Rock Global is responsible for payment of any and all organization and offering expenses incurred on our behalf in connection with our private offering of shares. We will not reimburse Flat Rock Global for such expenses borne on our behalf.

Beginning on May 3, 2017, commencement of our operations, Flat Rock Global agreed to voluntarily reimburse us for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three and six months ended June 30, 2018, the reimbursement totaled $47,540 and $80,392, respectively, which consisted of audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the period May 3, 2017 (commencement of operations) through June 30, 2017, the reimbursement totaled $35,000. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Portfolio and Investment Activity

As of June 30, 2018, our weighted average total yield of debt and income producing securities at fair value was 8.28%, and our weighted average total yield of debt and income producing securities at amortized cost was 8.29%.

As of June 30, 2018, we had 22 investments in 19 portfolio companies with an aggregate fair value of approximately $27.2 million.

Our investment activity for the three months ended June 30, 2018 and for the period ended May 3, 2017 (commencement of operations) through June 30, 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017

New investments:
Gross investments	$14,250,000	$6,907,141
Less: sold investments	(7,750,000)	-
Total new investments	6,500,000	6,907,141

Principal amount of investments funded:
First-lien senior secured debt investments	$6,500,000	$6,907,141
Second-lien senior secured debt investments	-	-
Total principal amount of investments funded	6,500,000	6,907,141

Principal amount of investments sold:
First-lien senior secured debt investments	7,750,000	-
Second-lien senior secured debt investments	-	-
Total principal amount of investments sold or repaid	7,750,000	-

Number of new investment commitments	7	4
Average new investment commitment amount	$928,571	$1,726,785
Weighted average maturity for new investment commitments	6.6 years	3.7 years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average interest rate of new investment commitments	6.32%	6.88%
Weighted average spread LIBOR of new floating rate investment commitments	3.97%	5.75%
Weighted average interest rate on investment sold or paid down	4.04%	0.00%

As of June 30, 2018 and December 31, 2017, our investments consisted of the following:

	June 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$26,979,972	$27,153,149	$19,417,419	$19,718,232
U.S. Government Securities	2,499,668	2,499,653	7,999,543	7,999,512
Forward foreign currency contracts	-	188,627	-	(38,141)
Total Investments	$29,479,640	$29,841,429	$27,416,962	$27,679,603

The table below describes investments by industry composition based on fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Healthcare Services	20.0%	13.0%
Healthcare IT	16.4%	18.5%
IT Implementation	13.2%	14.3%
Business Services	10.0%	5.3%
U.S. Government Securities	8.4%	28.9%
Computers & Electronics	7.8%	3.0%
Transportation	3.4%	3.6%
Broadcasting & Subscription	3.4%	3.6%
Direct Selling	3.3%	0.0%
Chemicals & Allied Products	3.3%	0.0%
Consumer Goods	3.3%	0.0%
Insurance Services	1.7%	1.8%
Home Furnishings	1.7%	0.0%
Machinery	1.7%	0.0%
Insurance	1.0%	0.0%
Entertainment & Leisure	0.8%	0.9%
Forward Foreign Currency Contracts	0.6%	0.0%*
Federal Services	0.0%	3.5%
Consumer Services	0.0%	3.6%
Total	100.0%	100.0%

* Less than 0.5%.

The table below describes investments by geographic composition based on fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

United States:
West	27.7%	17.4%
Midwest	15.0%	16.1%
South	14.5%	3.0%
Northeast	14.5%	12.5%
Government Securities	8.4%	28.9%
Southeast	3.4%	3.6%
Canada	16.5%	18.5%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Weighted average total yield of debt and income producing securities	8.28%	7.99%
Weighted average interest rate of debt and income producing securities	7.98%	7.82%
Weighted average spread over LIBOR of all floating rate investments	5.63%	6.35%

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	Assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
●	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
●	Comparisons to other companies in the portfolio company’s industry; and
●	Review of monthly or quarterly financial statements and financial projections for portfolio companies.

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

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table presents the ratings of our portfolio investments at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Investments	Percentage	Investments	Percentage
	at	of Total	at	of Total
Investment Rating	Fair Value	Portfolio	Fair Value	Portfolio

2	$29,841,429	100.0%	$27,679,603	100.0%
Total	$29,841,429	100.0%	$27,679,603	100.0%

Results of Operations

We are a recently-formed entity that commenced our principal operations on May 3, 2017. Since we commenced principal operations on May 3, 2017, we therefore have no full prior periods with which to compare our operating results.

The following table represents the operating results for the three and six months ended June 30, 2018 and for the period May 3, 2017 (commencement of operations) through June 30, 2017:

	For the Three Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017	For the Six Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Total Investment Income	$438,799	$685	$854,542	$685
Less: Net Expenses	177,737	480	323,234	480
Net Investment Income (Loss) before income taxes	261,062	205	531,308	205
Less: Income taxes, including excise taxes	-	-	-	-
Net Investment Income	261,062	205	531,308	205
Net realized gains (losses) on investments	44,305	-	81,140	-
Net unrealized gains (losses) on investments	56,504	362	98,374	362
Net increase in net assets resulting from operations	$361,871	$567	$710,822	$567

Investment Income

Investment income for the three and six months ended June 30, 2018 and for the period May 3, 2017 (commencement of operations) through June 30, 2017 was as follows:

	For the Three Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017	For the Six Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Interest from investments	$438,581	$685	$850,828	$685
Other income	218	-	3,714	-
Total investment income	$438,799	$685	$854,542	$685

Expenses

Operating expenses for the three and six months ended June 30, 2018 and for the period May 3, 2017 (commencement of operations) through June 30, 2017 was as follows:

	For the Three Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017	For the Six Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Management fees	$115,666	$24,592	$224,536	$24,592
Incentive fees	26,927	—	26,927	—
Other operating expenses	198,350	35,480	376,699	35,480
Management fee waiver	(115,666)	(24,592)	(224,536)	(24,592)
Expense Reimbursement	(47,540)	(35,000)	(80,392)	(35,000)
Net Expenses	$177,737	$480	$323,234	$480

Net expenses for the three months ended June 30, 2018 were $177,737, which consisted of $115,666 in management fees, $26,927 in incentive fees, $89,237 in professional fees, and $109,113 in general and administrative expenses, offset by $115,666 in management fee waiver and $47,540 in expense reimbursement from the Adviser.

Net expenses for the six months ended June 30, 2018 were $323,234, which consisted of $224,536 in management fees, $26,927 in incentive fees, $183,685 in professional fees, and $193,014 in general and administrative expenses, offset by $224,536 in management fee waiver and $80,392 in expense reimbursement from the Adviser.

In order to meet the diversification tests required to qualify as a RIC, the Company, on June 29, 2018, acquired $2,500,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to the Adviser. For the six months ended June 30, 2018, the Company incurred management fees of $224,536, all of which were waived by Flat Rock Global.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2018 and for the period May 3, 2017 (commencement of operations) through June 30, 2017, net unrealized gains on our investment portfolio were comprised of the following:

	For the Three Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017	For the Six Months ended June 30, 2018	For the Period May 3, 2017 (commencement of operations) through June 30, 2017
Net unrealized gains (losses) on investments	$56,504	$362	$98,374	$362
Net unrealized gains (losses)	$56,504	$362	$98,374	$362

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds generated from our private offering and from cash flows from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in Senior Loans, payments of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of June 30, 2018, we sold 1,206,355 shares of common stock for gross proceeds of approximately $24.1 million. As of June 30, 2018, we had cash and cash equivalents of $1,266,745.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, assuming we comply with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective May 30, 2019.

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

Capital Contributions

During the six months ended June 30, 2018, we issued and sold 173,910 shares of our common stock at an aggregate purchase price of $3,483,000.

Distribution Policy

Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis beginning with our initial monthly distribution of $0.108 per share declared by our Board on August 25, 2017, which was paid to our stockholders on September 6, 2017. We calculate each stockholder’s specific distribution amount for the month based on a distribution amount per share per day of our common stock, which accrues daily for each stockholder from the date we accept their subscription for shares of our common stock. From time to time, we may also pay interim distributions, including capital gains distributions, at the discretion of our Board. Each year a statement on Internal Revenue Service Form 1099-DIV (or successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

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

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2018:

Declaration	Record	Distribution	Payment	Distribution
Date	Date	Per Share	Date	Payment
1/26/2018	1/26/2018	$0.108	2/6/2018	$111,504
2/26/2018	2/26/2018	0.108	3/6/2018	113,258
3/26/2018	3/26/2018	0.108	4/6/2018	113,554
4/26/2018	4/26/2018	0.108	5/6/2018	115,928
5/26/2018	5/26/2018	0.108	6/6/2018	117,519
6/26/2018	6/26/2018	0.108	7/6/2018	122,506
				$694,269

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

Most of our investments will not be traded on a national securities exchange and we will not have the benefit of market quotations or other pricing data from such an exchange. Certain of our investments will have the benefit of third-party bid-ask quotations. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

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

ASC Topic 820 clarifies that fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability to a market participant in the principal or most advantageous market for the investment. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as discussed in Note 5.

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

Contractual Obligations

Payments for investment advisory services under the Investment Advisory Agreement are equal to (a) a management fee calculated at an annual rate of 1.375% of the value of our average gross assets as of the end of the two most recently completed quarters and (b) an incentive fee based on our performance. We have entered into an administration agreement with Flat Rock Global to serve as our Administrator. Pursuant to the administration agreement, Flat Rock Global provides us with services such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate or engage a third-party firm to perform some or all of these functions.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are principally exposed to three types of market risk: foreign currency risk, valuation risk, and interest rate risk. Our investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes.

Foreign Currency Risk

The Company’s net cash inflows and outflows that are exposed to the risk of adverse changes in exchange rates as related to investments in portfolio companies in countries other than the United States and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks, such as forward currency contracts. Forward and option contracts may be further utilized to reduce the impact to the Company’s cash flows from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s current primary hedged foreign currency exposures include the Canadian Dollar. The Company’s hedge transactions relate to a specific portion of the exposure that does not exceed the aggregate amount of the underlying transaction.

In addition to the transactional exposure described above, the Company’s operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $0.5 million and $0.5 million for foreign currency derivative financial instruments as of June 30, 2018 and December 31, 2017, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in portfolio companies. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Valuation Risk

Substantially all, if not all, of our investments will not be traded on a national securities exchange, and we will not have the benefit of market quotations or other pricing data from such an exchange. Certain of our investments will have the benefit of third- party bid-ask quotations. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. As of June 30, 2018, we had not incurred any leverage. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of June 30, 2018, all of the investments in our portfolio were at floating rates.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of June 30, 2018 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

As of June 30, 2018, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 15, 2018, except for the following:

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

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use intend to leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, assuming we comply with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective May 30, 2019. In order to comply with the requirement that we extend, within twelve months of May 30, 2018, to each of our stockholders as of May 30, 2018, the opportunity to sell the securities held by that stockholder as of that date, we filed our initial tender offer (the “Initial Tender Offer”) on June 27, 2018. On August 7, 2018 we filed our second tender offer (the “Second Tender Offer”) to each of our stockholders as of July 31, 2018, to purchase up to 315,818 shares of our common stock. The Initial Tender Offer and the Second Tender Offer represented 25% of the total issued and outstanding shares of common stock as of the relevant period. In order to comply with the provisions of the SBCAA, we intend to conduct two subsequent tender offers prior to May 30, 2019, each of which will offer to repurchase up to 25% of our issued and outstanding shares of common stock.

Incurring additional indebtedness could increase the risk in investing in our company.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in the shares of our common stock. If we comply with the disclosures and tender offer requirements set forth in the SBCAA, we will be permitted to increase our use of leverage beyond levels that were previously permitted by the 1940 Act effective May 30, 2019. If we incur such additional leverage, you will experience increased risks of investing in the shares of our common stock.

If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our shares of common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, our stockholders bear the burden of any increase in our expenses as a result of our use of leverage.

Because we may use debt to finance certain of our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net income. In addition, if additional debt were to become unavailable, it could have a materially adverse effect on our business, financial condition and results of operations.

Because we may borrow money to finance certain of our investments, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant increase in market interest rates would have a greater material adverse effect on our net income in the event we use more debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net income. In addition, if a credit facility were to become unavailable to us and attractive alternative financing sources were not available, it could have a materially adverse effect on our business, financial condition and results of operations.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our secured loans. Accordingly, an increase in interest rates may result in an increase of our income and, as a result, an increase in the incentive fee payable to our Adviser.

The base management and incentive fee structure we have with our Adviser may create incentives that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we pay a base management fee and an incentive fee to our Adviser. The Investment Advisory Agreement that we entered into with our Adviser provides that the base management fee is based on the value of our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on the value of our total assets, our Adviser benefits when we incur debt or use leverage. This fee structure may encourage our Adviser to cause us to borrow money to finance additional investments. Additionally because the “hurdle” rate with respect to the portion of the incentive fee based on investment income is fixed, any increase in the use of leverage is likely to increase such portion of the incentive fee because the use of leverage could result in an increase in net income. As a result of this arrangement, our Adviser may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

Our incentive fee may induce our Adviser to pursue speculative investments and to use leverage when it may be unwise to do so.

The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined, which is calculated separately in two components as a percentage of the interest and other investment income in excess of a quarterly minimum hurdle rate and as a percentage of the realized gain on invested capital, may encourage our Adviser to use leverage or take additional risk to increase the return on our investments.

In addition, our Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on investment income, there is no minimum level of gain applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have an incentive to invest more in investments that are likely to result in capital gains as compared to income producing securities or to advance or delay realizing a gain in order to enhance its incentive fee. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

On April 27, 2018, the Company issued and sold 14,728 shares of its common stock at an aggregate purchase price of $295,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On May 29, 2018, the Company issued and sold 46,181 shares of its common stock at an aggregate purchase price of $925,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On June 29, 2018, the Company issued and sold 72,042 shares of its common stock at an aggregate purchase price of $1,443,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Articles of Incorporation of Flat Rock Capital Corp. (Incorporated by reference to the initial filing of the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on March 24, 2017.)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

3.3	Bylaws (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 1, 2017.)

10.1	Investment Advisory Agreement (Incorporated by reference to Amendment No. 2 in the Registration Statement on Form 10 (SEC file No. 000-55767) filed with the SEC on May 19, 2017.)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)

10.3	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.4	Custody Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017.)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flat Rock Capital Corp.
Date: August 14, 2018
/s/ Robert K. Grunewald
	Name:	Robert K. Grunewald
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018
/s/ Richard A. Petrocelli
	Name:	Richard A. Petrocelli
	Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

