Form 10-Q
period 2018-09-30
Flat Rock Capital Corp.
filed 2018-11-13
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☐ Yes ☒ No

As of November 9, 2018, the registrant had 1,832,036 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Statements of Assets and Liabilities as of September 30, 2018 (Unaudited) and December 31, 2017	1
	Statements of Operations for the Three and Nine Months Ended September 30, 2018, for the Three Months Ended September 30, 2017 and for the Period May 3, 2017 (commencement of operations) through September 30, 2017 (Unaudited)	2
	Statements of Changes in Net Assets for the Nine Months Ended September 30, 2018 and for the Period May 3, 2017 (commencement of operations) through September 30, 2017 (Unaudited)	3
	Statements of Cash Flows for the Nine Months Ended September 30, 2018 and for the Period May 3, 2017 (commencement of operations) through September 30, 2017 (Unaudited)	4
	Schedules of Investments as of September 30, 2018 (Unaudited) and December 31, 2017	5-8
	Notes to Financial Statements (Unaudited)	9-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

Signatures		35

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Flat Rock Capital Corp.

Statements of Assets and Liabilities

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Non-controlled investments, at fair value (amortized cost $46,720,844 and $27,416,962, respectively)	$46,984,753	$27,717,744
Cash and cash equivalents	7,678,893	1,244,044
Unrealized appreciation on forward foreign currency contracts	93,172	-
Receivables:
Investment securities sold	4,508,125	1,486,885
Paydowns receivable	-	12,658
Subscriptions receivable	-	100,000
Due from investment adviser	12,090	520,033
Interest	84,398	60,792
Prepaid expenses and other assets	75,000	-
Total Assets	$59,436,431	$31,142,156

Liabilities:
Payables:
Investment securities purchased	$23,967,764	$9,735,166
Distributions payable	148,212	110,965
Unrealized depreciation on forward foreign currency contracts	-	38,141
Incentive fee payable	39,255	-
Accrued other general and administrative expenses	572,730	588,235
Total Liabilities	$24,727,961	$10,472,507

Commitments and Contingencies (Note 7)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding	$-	$-
Common Shares, $0.001 par value; 125,000,000 shares authorized; 1,732,435 and 1,032,445 issued and outstanding, respectively	1,732	1,032
Additional paid-in capital	34,508,543	20,488,843
Accumulated undistributed net investment income (loss)	(329,024)	(83,641)
Net realized gains (losses) on investments and foreign currency transactions	168,645	-
Net unrealized gains (losses) on investments, foreign currency translations, and foreign currency contracts	358,574	263,415
Total Net Assets	$34,708,470	$20,669,649
Total Liabilities and Net Assets	$59,436,431	$31,142,156
Net Asset Value Per Share	$20.03	$20.02

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended	For the Period May 3, 2017 (commencement of operations) through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$611,020	$113,255	$1,461,848	$113,940
Other income	2,682	-	6,396	-
Total investment income from non-controlled, non-affiliated investments	613,702	113,255	1,468,244	113,940
Total Investment Income	613,702	113,255	1,468,244	113,940

Expenses:
Management fees	162,160	96,535	386,696	121,127
Professional fees	143,722	138,170	327,407	163,650
Incentive fees	12,328	-	39,255	-
Interest expense from security borrowings	-	9,778	-	9,778
Other general and administrative expenses	119,996	54,644	244,708	64,644
Total Expenses	438,206	299,127	998,066	359,199
Less: Management fee waiver (Note 3)	(162,160)	(96,535)	(386,696)	(121,127)
Less: Expense reimbursement (Note 3)	-	(165,839)	(12,090)	(200,839)
Net expenses	276,046	36,753	599,280	37,233
Net Investment Income (Loss)	337,656	76,502	868,964	76,707

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	87,341	(687)	168,887	(687)
Net realized gains (losses) on foreign currency transactions	164	(265,971)	(242)	(265,971)
Total net realized gains (losses)	87,505	(266,658)	168,645	(266,658)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	2,666	62,806	95,156	63,168
Foreign currency translation	89,574	301,901	(131,310)	301,901
Forward foreign currency contracts (Note 2)	(95,455)	(75,326)	131,313	(75,326)
Total net unrealized gains (losses)	(3,215)	289,381	95,159	289,743
Total realized and unrealized gains (losses)	84,290	22,723	263,804	23,085
Net Increase in Net Assets Resulting from Operations	$421,946	$99,225	$1,132,768	$99,792
Earnings Per Share - Basic and Diluted	$0.32	$0.26	$0.98	$0.42
Weighted Average Shares Outstanding - Basic and Diluted	1,305,073	380,567	1,151,840	237,349

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended September 30, 2018	For the Period May 3, 2017 (commencement of operations) through September 30, 2017
Increase in Net Assets Resulting from Operations:
Net investment income	$868,964	$76,707
Net realized gains (losses) on investments and foreign currency transactions	168,645	(266,658)
Net unrealized gains (losses) on investments, foreign currency translations, and foreign currency contracts	95,159	289,743
Net Increase in Net Assets Resulting from Operations	1,132,768	99,792

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions declared from net investment income	(1,114,347)	(99,792)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(1,114,347)	(99,792)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	14,421,000	19,284,000
Repurchase of common shares	(400,600)	-
Net Increase in Net Assets Resulting from Capital Share Transactions	14,020,400	19,284,000
Total Increase in Net Assets	14,038,821	19,284,000
Net Assets, Beginning of Period	20,669,649	-
Net Assets, End of Period	$34,708,470	$19,284,000
Undistributed net investment income (loss)	$(329,024)	$(23,085)

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Period May 3, 2017 (commencement of operations) through
	September 30, 2018	September 30, 2017

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$1,132,768	$99,792
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in realized gains/losses on investments and foreign currency transactions	(168,645)	266,658
Net change in unrealized gains/losses on investments and foreign currency translations	36,154	(289,743)
Net amortization of discount on investments	(16,950)	(5,347)
Purchases of investments	(72,145,684)	(38,307,397)
Proceeds from sale of investments	53,028,116	12,999,094
Changes in operating assets and liabilities:
Investment securities sold	(3,021,240)	-
Dividends and interest receivable	(23,606)	(9,402)
Receivable due from investment adviser	507,943	(140,477)
Receivable for paydowns	12,658	-
Prepaid expenses and other assets	(75,000)	-
Payable for investments purchased	14,232,598	6,131,918
Dividends Payable	-	63,585
Payable for incentive fee	39,255	-
Payable due to broker	-	7,734,932
Unrealized depreciation on forward foreign currency contracts	(131,313)	-
Accrued other general and administrative expenses	(15,505)	167,932
Net cash used in operating activities	(6,608,451)	(11,288,455)
Cash Flows from Financing Activities:
Distributions paid in cash	(1,077,100)	(36,207)
Subscription receivable	100,000	-
Proceeds from issuance of common shares	14,421,000	19,284,000
Repurchase of common shares	(400,600)	-
Net cash provided by financing activities	13,043,300	19,247,793
Net increase in cash and cash equivalents	6,434,849	7,959,338
Cash and cash equivalents, beginning of period	1,244,044	-
Cash and cash equivalents, end of period	$7,678,893	$7,959,338

Non-cash financing activities:
Dividend reinvestments	$-	$-

Supplemental Information:
Interest paid during the period	$-	$9,778

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Schedule of Investments

As of September 30, 2018

(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Company(3)	Industry	Interest	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AIS HoldCo, LLC(5)	Insurance Services	3M USD L + 5.00% (1% Floor)	9/5/2018	8/15/2025	$3,992,179	$3,992,168	$4,012,140	11.6%
Bomgar Corporation	Computers & Electronics	3M USD L + 4.00% (1% Floor)	4/17/2018	4/17/2025	2,743,125	2,753,229	2,760,270	8.0%
Deliver Buyer, Inc.	Capital Equipment	3M USD L + 5.00% (1% Floor)	6/14/2018	5/1/2024	498,737	497,593	502,478	1.4%
Financial & Risk US Holdings, Inc.(5)	Financial Services	1M USD L + 3.75% (1% Floor)	9/18/2018	9/18/2025	1,000,000	997,500	997,500	2.9%
GI Revelation Acquisition LLC	Business Services	1M USD L + 5.00% (1% Floor)	4/11/2018	4/11/2025	498,750	496,386	499,373	1.4%
Hill International, Inc.	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,481,250	1,474,509	1,477,547	4.3%
Idera, Inc.(5)	Computers & Electronics	1M USD L + 4.50% (1% Floor)	6/27/2017	6/27/2024	1,334,886	1,332,214	1,337,811	3.9%
Isagenix International LLC(5)	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	4/25/2025	2,962,500	2,972,692	2,992,125	8.6%
Kettle Cuisine, LLC(5)	Food & Beverage	1M USD L + 3.75% (1% Floor)	8/22/2018	8/25/2025	1,000,000	995,000	995,000	2.9%
Logibec Inc.(4)	Healthcare IT	1M CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	4,990,166	4,837,448	4,990,166	14.4%
MHVC Acquisition Corp (Magnolia/Peraton)(5)	Aerospace and Defense	3M USD L + 5.25% (1% Floor)	9/21/2018	4/25/2024	997,475	992,487	992,487	2.9%
MRO Holdings, Inc.	Transportation	3M USD L + 5.25% (1% Floor)	10/20/2017	10/25/2023	992,500	983,986	1,002,425	2.9%
Next Level Apparel, Inc.	Consumer goods	1M USD L + 6.00% (1% Floor)	7/27/2018	7/26/2024	2,000,000	1,980,025	1,980,000	5.7%
NM Z Parent Inc (Zep Inc)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	994,975	983,145	945,226	2.7%
Octave Music Group, Inc.	Broadcasting & Subscription	1M USD L + 4.75% (1% Floor)	10/17/2017	5/28/2021	989,770	995,240	989,770	2.9%
Radiology Partners, Inc. Term Loan	Healthcare Services	3M USD L+ 4.25% (1% Floor)	6/28/2018	7/4/2025	2,000,000	1,980,480	2,017,500	5.8%
ThreeBridge Solutions Term Loan	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/4/2017	12/1/2022	3,950,000	3,913,588	3,950,000	11.4%
Web.com (Siris Parker Private Merger Sub, Inc)(5)	Internet Services	1M USD L + 3.75% (1% Floor)	9/17/2018	9/17/2025	2,000,000	1,995,000	1,995,000	5.7%
World Insurance Associates, LLC Delayed Draw(5)(7)	Insurance Brokerage	1M USD L + 4.75% (1% Floor)	8/29/2018	7/18/2024	-	-	-	0.0%
World Insurance Associates, LLC(5)	Insurance Brokerage	1M USD L + 4.75% (1% Floor)	8/29/2018	7/18/2024	2,515,599	2,549,787	2,549,635	7.3%
Total First Lien Senior Secured					$36,941,912	$36,722,477	$36,986,453	106.7%

Total Debt Investments					$36,941,912	$36,722,477	$36,986,453	106.7%

		Maturity	Acquisition	Number of	Principal /	Amortized	Fair	Percentage
Company(3)	Yield to Maturity	Date	Date	Shares	Par	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.01%	10/1/2018	9/28/2018	10,000,000	10,000,000	9,998,367	9,998,300	28.8%
Total U.S. Government Securities					10,000,000	9,998,367	9,998,300	28.8%

Total Investments					$46,941,912	$46,720,844	$46,984,753	135.5%
Liabilities in Excess of Other Assets							(12,276,283)	(35.5)%
Net assets							$34,708,470	100.0%

Forward foreign currency contracts outstanding as of September 30, 2018 were as follows:

Currency		Currency			Expiration	Unrealized Appreciation
Purchased		Sold		Counterparty	Date	(Depreciation)
USD	5,090,981	CAD	6,435,000	Bannockburn Global Forex, LLC	1/31/2019	93,172

CAD	Canadian Dollar
USD	United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of September 30, 2018, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 2.26%, 2.31%, and 2.40%, respectively. As of September 30, 2018, CDOR was 2.03%.

(3)	As of September 30, 2018, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. As of September 30, 2018, 8.40% of the Company’s total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of September 30, 2018.

(6)	As of September 30, 2018, the tax cost of the Company’s investments approximates their amortized cost.

(7)

The entire $1,546,797 commitment to World Insurance Associates, LLC Delayed Draw was unfunded as of September 30, 2018. As such, no interest is being earned on this investment. The investment is subject to a 0.50% commitment fee (see Note 7 to the financial statements).

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Schedule of Investments

As of December 31, 2017

Company(3)	Industry	Interest	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
AP Gaming I, LLC(5)	Entertainment & Leisure	1M USD L + 5.50% (1% Floor)	6/6/2017	2/15/2024	$249,373	$249,373	$249,373	1.2%
Hill International, Inc.	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,492,500	1,485,259	1,485,037	7.2%
Idera, Inc.	Computers & Electronics	1M USD L + 5.00% (1% Floor)	6/27/2017	6/29/2024	841,268	839,933	845,474	4.1%
KeyPoint Government Solutions, Inc.	Federal Services	3M USD L + 6.00% (1% Floor)	8/24/2017	4/30/2022	974,684	965,465	972,247	4.7%
Logibec Inc.(4)	Healthcare IT	1M CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	5,123,523	4,823,203	5,123,523	24.8%
MRO Holdings, Inc.	Transportation	3M USD L + 5.25% (1% Floor)	10/20/2017	10/25/2023	1,000,000	990,062	990,000	4.8%
Octave Music Group, Inc.	Broadcasting & Subscription	1M USD L + 4.75% (1% Floor)	10/17/2017	5/29/2021	997,442	1,004,712	999,936	4.8%
Paradigm Business Solutions, Inc.	Insurance Services	3M USD L+ 4.25% (1% Floor)	10/6/2017	10/4/2024	500,000	498,805	498,750	2.4%
PetVet Care Centers, LLC	Consumer Services	3M USD L + 6.00% (1% Floor)	8/24/2017	3/31/2023	995,000	990,473	990,025	4.8%
Radiology Partners, Inc. Term Loan	Healthcare Services	1M USD L + 5.75% (1% Floor)	11/28/2017	12/4/2023	3,084,000	3,048,343	3,044,867	14.7%
Radiology Partners, Inc. Delayed Draw	Healthcare Services	1M USD L + 5.75% (1% Floor)	11/28/2017	12/4/2023	564,000	564,000	564,000	2.8%
Radiology Partners, Inc. Delayed Draw(7)	Healthcare Services	—	11/28/2017	12/4/2023	—	—	—	0.0%
ThreeBridge Solutions Term Loan	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	4,000,000	3,957,791	3,955,000	19.1%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	—	12/1/2017	6/30/2018	—	—	—	0.0%
Total First Lien Senior Secured					$19,821,790	$19,417,419	$19,718,232	95.4%

Total Debt Investments					19,821,790	19,417,419	19,718,232	95.4%

	Yield to	Maturity	Acquisition	Number of	Principal/	Amortized	Fair	Percentage
Company(3)	Maturity	Date	Date	Shares	Par	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	1/4/2018	12/29/2017	8,000,000	8,000,000	7,999,543	7,999,512	38.7%
Total U.S. Government Securities					8,000,000	7,999,543	7,999,512	38.7%

Total Investments					$27,821,790	$27,416,962	$27,717,744	134.1%
Liabilities in Excess of Other Assets							(7,048,095)	(34.1)%
Net assets							$20,669,649	100.0%

Forward foreign currency contracts outstanding as of December 31, 2017 were as follows:

				Unrealized
Currency	Currency		Expiration	Appreciation
Purchased	Sold	Counterparty	Date	(Depreciation)

USD 5,090,981	CAD 6,435,000	Bannockburn Global Forex, LLC	8/1/2018	(38,141)

CAD	Canadian Dollar
USD	United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of December 31, 2017, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 1.56%, 1.62%, and 1.69% respectively. As of December 31, 2017, CDOR was 1.48%.

(3)	As of December 31, 2017, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940.

(5)	Investments or a portion of investments are unsettled as of December 31, 2017.

(6)	As of December 31, 2017, the tax cost of the Company’s investments approximates their amortized cost.

(7)	The entire commitment was unfunded as of December 31, 2017. As such, no interest is being earned on this investment. The investment is subject to a 1% commitment fee (see Note 7 to the financial statements).

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Notes to Financial Statements (Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Flat Rock Capital Corp. (the “Company”) is a Maryland corporation formed on March 20, 2017 that commenced operations on May 3, 2017. The Company was formed to primarily make debt investments in senior secured loans of U.S. middle-market companies (“Senior Loans”). The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and to be taxed as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements. The Company’s investment objective is the preservation of capital while generating current income from its debt investments and seeking to maximize the portfolio’s total return.

Flat Rock Global, LLC (the “Adviser” or “Flat Rock Global”), a Delaware limited liability company, serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio under the terms of an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), subject to the supervision of the Company’s Board of Directors (the “Board”). The Board consists of three directors, two of whom are not “interested persons”, as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or Flat Rock Global.

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

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC under the Code beginning with its taxable year ended December 31, 2017. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long- term capital losses.

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

ASC Topic 820 clarifies that fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability to a market participant in the principal or most advantageous market for the investment. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market- based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as discussed in Note 5.

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

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the nine months ended September 30, 2018, the Company utilized forward foreign currency contracts to hedge its foreign currency exposure.

The following table provides quantitative disclosures about fair values of, and unrealized appreciation (depreciation) on, the Company’s derivative instruments as of and for the nine months ended September 30, 2018, grouped by contract type and risk exposure category.

Derivatives

Forward Contracts	Unrealized appreciation (depreciation) on forward foreign currency contracts	$93,172
Derivative Assets		$93,172

The following table lists the amount of change in unrealized appreciation (depreciation) included in net increase (decrease) in net assets resulting from operations during the nine months ended September 30, 2018, grouped by contract type and risk exposure.

Derivative Type	Statement of Operation Location	Foreign Currency Contracts	Total
Forward Contracts	Net change in unrealized gains (losses) from forward foreign currency contracts	$131,313	$131,313
		$131,313	$131,313

During the nine months ended September 30, 2018, the Company’s quarterly average volume of derivatives is as follows:

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

Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Amendments to the Leases (“ASU Topic 842”), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance is effective for annual and interim periods beginning after December 15, 2018. Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”), which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and does not believe they would have a material impact on the Company’s financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815. The FASB’s objectives in issuing the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective on fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is considering the impact of ASU 2017-12 on the Company's financial statements.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”), which makes minor changes to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Adoption of this standard has no impact on the Company’s financial statements and disclosures.

In May 2018, the FASB issued ASU 2018-06, which supersedes the guidance in Subtopic 942-740, Financial Services—Depository and Lending—Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency (OCC) and no longer is relevant.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In August 2018, the Securities and Exchange Commission issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which in part amends certain disclosure requirements of Regulation S-X that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. Generally Accepted Accounting Principles, or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The effective date for these disclosures is November 5, 2018. Management is currently evaluating the impact of the changes to the Company’s financial statements.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on September 28, 2018, acquired $10,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global, all of which were waived by Flat Rock Global. For the three and nine months ended September 30, 2018, the Company incurred management fees of $162,160 and $386,696, respectively, all of which were waived by Flat Rock Global. For the three months ended September 30, 2017 and the period May 3, 2017 (commencement of operations) through September 30, 2017, the Company incurred management fees of $96,535 and $121,127, respectively, all of which were waived by Flat Rock Global.

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

For the three- and nine-month periods ended September 30, 2018 and for the period May 3, 2017 (commencement of operations) through September 2017, the Company did not incur subordinated incentive fees on income.

The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Flat Rock Global if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though Flat Rock Global is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the three- and nine-month periods ended September 30, 2018, the Company accrued capital gains incentive fees of $12,328 and $39,255, respectively. For the period May 3, 2017 (commencement of operations) through September 30, 2017, no capital gain incentive fees were accrued. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Beginning on May 3, 2017, Flat Rock Global agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three and nine months ended September 30, 2018, the reimbursement totaled $0 and $12,090, respectively, which consisted of audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the three months ended September 30, 2017 and period May 3, 2017 (commencement of operations) through September 30, 2017, the reimbursement totaled $165,839 and $200,839, respectively. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$36,722,477	$36,986,453	$19,417,419	$19,718,232
U.S. Government Securities	9,998,367	9,998,300	7,999,543	7,999,512
	46,720,844	46,984,753	27,416,962	27,717,744
Forward foreign currency contracts	-	93,172	-	(38,141)
Total Investments	$46,720,844	$47,077,925	$27,416,962	$27,679,603

As of September 30, 2018, approximately 10.4% of the investment portfolio at amortized cost and 10.6% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Canada. Such investments are not qualifying assets as defined by Section 55(a) of the Investment Company Act of 1940.

The industry composition of investments based on fair value as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017

U.S. Government Securities	21.3%	28.9%
Healthcare IT	10.6%	18.5%
Computers & Electronics	8.7%	3.0%
Insurance Services	8.5%	1.8%
IT Implementation	8.4%	14.3%
Direct Selling	6.4%	0.0%
Insurance Brokerage	5.4%	0.0%
Healthcare Services	4.3%	13.0%
Internet Services	4.3%	0.0%
Business Services	4.2%	5.3%
Consumer Goods	4.2%	0.0%
Transportation	2.1%	3.6%
Broadcasting & Subscription	2.1%	3.6%
Aerospace and Defense	2.1%	0.0%
Financial Services	2.1%	0.0%
Food & Beverage	2.1%	0.0%
Chemicals & Allied Products	2.0%	0.0%
Capital Equipment	1.2%	0.0%
Entertainment & Leisure	0.0%	0.9%
Forward Foreign Currency Contracts	0.0%*	0.0%*
Federal Services	0.0%	3.5%
Consumer Services	0.0%	3.6%
Total	100.0%	100.0%

* Less than 0.5%.

The geographic composition of investments based on fair value as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017

United States:
Northeast	24.5%	12.5%
Government Securities	21.3%	28.9%
West	14.9%	17.4%
South	11.8%	3.0%
Southeast	8.5%	3.6%
Midwest	8.4%	16.1%
Canada	10.6%	18.5%
Total	100.0%	100.0%

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

There were no transfers between levels during the period.

The following table presents the fair value hierarchy of investments as of September 30, 2018 and December 31, 2017:

	Fair Value Hierarchy as of September 30, 2018
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$-	$36,986,453	$36,986,453
U.S. Government Securities	9,998,300	-	-	9,998,300
Forward foreign currency contracts	-	93,172	-	93,172
Total Investments	$9,998,300	$93,172	$36,986,453	$47,077,925

	Fair Value Hierarchy as of December 31, 2017
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$-	$19,718,232	$19,718,232
U.S. Government Securities	7,999,512	-	-	7,999,512
Forward foreign currency contracts	-	(38,141)	-	(38,141)
Total Investments	$7,999,512	$(38,141)	$19,718,232	$27,679,603

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period May 3, 2017 (commencement of operations) through September 30, 2017:

	For the Three Months Ended
First-lien senior secured debt	September 30, 2018	September 30, 2017
Fair value, beginning of period	$27,153,149	$6,954,895
Purchases of investments, net	29,852,709	10,025,747
Proceeds from investments, net	(20,114,933)	-
Net change in unrealized gain (loss)	92,291	366,858
Net amortization of discount on investments	3,237	3,560
Transfers into (out of) Level 3	-	-
Fair value, end of period	$36,986,453	$17,351,060

First-lien senior secured debt	For the Nine Months Ended September 30, 2018	For the Period May 3, 2017 (commencement of operations) through September 30, 2017
Fair value, beginning of period	$19,718,232	$-
Purchases of investments, net	51,649,163	16,980,642
Proceeds from investments, net	(34,361,774)	-
Net change in unrealized gain (loss)	(36,118)	366,858
Net amortization of discount on investments	16,950	3,560
Transfers into (out of) Level 3	-	-
Fair value, end of period	$36,986,453	$17,351,060

The following table presents the net change in unrealized gains/losses for the period relating to these Level 3 assets that were still held by the Company at the end of the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period May 3, 2017 (commencement of operations) through September 30, 2017:

	For the Three Months Ended
Net Change in Unrealized Gain (Loss)	September 30, 2018	September 30, 2017

First-lien senior secured debt	$92,291	$366,858

Net Change in Unrealized Gain (Loss)	For the Nine Months Ended September 30, 2018	For the Period May 3, 2017 (commencement of operations) through September 30, 2017

First-lien senior secured debt	$(36,118)	$366,858

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve–month EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2018, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of an investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2018, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2018 and December 31, 2017. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2018
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
First-lien senior secured debt	$15,429,556	Recent transaction	Transaction price	99.00-100.25 (99.58)
First-lien senior secured debt	21,556,897	Market & income approach	EBITDA multiple	6.5x - 12.5x (8.90x)
	$36,986,453		Revenue multiple	2.9x
			Discount rate	6.50% - 8.25% (8.75%)

	As of December 31, 2017
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
First-lien senior secured debt	$10,301,926	Recent transaction	Transaction price	99.00-100.25 (99.18)
First-lien senior secured debt	9,416,306	Market & income approach	EBITDA multiple	6.5x - 12.5x (9.99x)
	$19,718,232		Revenue multiple	1.5x
			Discount rate	6.50% - 8.25% (7.41%)
			Broker quote	99.75

Note 6. Share Transactions

Offering Proceeds

During the nine months ended September 30, 2018, the Company issued and sold 719,990 shares of its common stock at an aggregate purchase price of $14,421,000.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2018:

		Distribution
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Payment
1/26/2018	1/26/2018	$0.108	2/6/2018	$111,504
2/26/2018	2/26/2018	0.108	3/6/2018	113,258
3/26/2018	3/26/2018	0.108	4/6/2018	113,554
4/26/2018	4/26/2018	0.108	5/6/2018	115,928
5/26/2018	5/26/2018	0.108	6/6/2018	117,519
6/26/2018	6/26/2018	0.108	7/6/2018	122,506
7/26/2018	7/26/2018	0.108	8/6/2018	135,436
8/26/2018	8/26/2018	0.108	9/6/2018	136,430
9/26/2018	9/26/2018	0.108	10/6/2018	148,212
				$1,114,347

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

On August 7, 2018, following approval from the Board, the Company filed a second tender offer to repurchase up to 315,818 shares of the Company’s issued and outstanding common stock, which represented 25% of the total issued and outstanding shares of our common stock as of July 31, 2018.

The second tender offer expired at 11:59 P.M., Central Time, on September 6, 2018 (the “Second Offer Expiration Date”). As of the Second Offer Expiration Date, no shares of the Company’s common stock were validly tendered and not withdrawn pursuant to the second tender offer. In accordance with the terms of the second tender offer, the Company did not purchase any shares of its common stock pursuant to the second tender offer.

On September 12, 2018, following approval from the Board, the Company filed a third tender offer to repurchase up to 343,089 shares of the Company’s issued and outstanding common stock, which represented 25% of the issued and outstanding shares of our common stock as of September 11, 2018.

Note 7. Commitments and Contingencies

The Company had an aggregate of $1,546,797 of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of September 30, 2018. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s statement of assets and liabilities and are not reflected in the Company’s statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2018 is shown in the table below:

As of
September 30, 2018

World Insurance Associates, LLC	1,546,797
$1,546,797

A summary of the composition of the unfunded commitments as of December 31, 2017 is shown in the table below:

As of December 31, 2017
Radiology Partners, Inc.	$351,133
ThreeBridge Solutions	500,000
Total unfunded	$851,133

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2018, management is not aware of any pending or threatened litigation.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period May 3, 2017 (commencement of operations) through September 30, 2017:

	For the Three Months Ended		For the Nine Months Ended	For the Period May 3, 2017 (commencement of operations) through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Increase in net assets resulting from operations	$421,946	$99,225	$1,132,768	$99,792
Weighted average shares of common stock outstanding - basic and diluted	1,305,073	380,567	1,151,840	237,349
Earnings per common share - basic and diluted	$0.32	$0.26	$0.98	$0.42

Note 9. Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2018 and for the period May 3, 2017 (commencement of operations) through September 30, 2017:

	For the Nine Months Ended September 30, 2018	For the Period May 3, 2017 (commencement of operations) through September 30, 2017
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.02	$-

Results of Operations:
Net Investment Income(1)	0.75	0.32
Net Realized and Unrealized Gain (Loss) on Investments(1)	0.23	(0.10)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.98	0.22

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.97)	(0.22)
Distributions from Realized Gains	-	-
Net Decrease in Net Assets Resulting from Distributions	(0.97)	(0.22)

Capital Share Transactions
Issuance of Common Stock	-	20.00
Repurchase of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	20.00
Net Asset Value, End of Period	$20.03	$20.00

Shares Outstanding, End of Period	1,732,435	964,200

Ratio/Supplemental Data
Net assets, end of period	$34,708,470	$19,284,000
Weighted-average shares outstanding	1,151,840	237,349
Total Return(3)	4.91%	1.08%
Portfolio turnover	131.8%	0.0%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	5.28%	9.01%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	3.17%	0.93%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	2.49%	(6.15%)
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	4.60%	1.92%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Includes interest expense which is not subject to reimbursement by Flat Rock Global.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

Credit Facility

On October 12, 2018, the Company, through a special purpose wholly-owned subsidiary, FRC Funding I, LLC (“FRC Funding” and together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“Lenders”), State Bank and Trust Company as the administrative agent (“State Bank”) and Alostar Capital Finance (“Alostar”), as Lead Arranger and Bookrunner, pursuant to which Lenders will provide the Company with a revolving line of credit. The Loan Agreement is effective as of October 12, 2018.

The Loan Agreement provides for an initial $20.0 million in Revolver Commitments (as defined in the Loan Agreement) to be available at closing that the Company can draw down and repay for three years, subject to borrowing base eligibility. The Loan Agreement matures at the earliest of (a) the date that is four (4) years from closing, (b) the date on which FRC Funding terminates the Revolver Commitments pursuant to the Loan Agreement; or (c) the date on which the Revolver Commitments are terminated pursuant to certain events of default under the Loan Agreement; and the Scheduled Revolving Period End Date (as defined in the Loan Agreement) is three years from closing.

The Loan Agreement accrues interest at the Daily LIBOR Rate, plus a 2.88% margin, and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. The Loan Agreement requires the payment of an unused line fee of between 0.50% and 1.0%, commencing on the date that is two months from closing, based on the amount by which the Revolver Commitments exceed the average daily balance of the Revolver Loans (as defined in the Loan Agreement) during any month. Such fee is payable monthly in arrears. The Loan Agreement has an advance rate against FRC Funding’s Eligible Portfolio Investment (as defined in the Loan Agreement). The advance rate, as to any Eligible Portfolio Investment, is 75.0% when the Company’s asset coverage ratio is equal or greater than 200.0% or 70.0% when the Company’s asset coverage ratio is less than 200.0%, subject to certain eligibility requirements.

Pursuant to the terms of the Loan Agreement, the Borrowers grant to State Bank for the benefit of State Bank, Lenders, Alostar and its affiliates, a security interest and a lien in substantially all of FRC Funding’s assets. The Loan Agreement contains certain affirmative and negative covenants, including a minimum Company asset coverage ratio, a minimum fixed charge ratio, and a minimum Company tangible net worth. Under the Loan Agreement, the Borrowers are required to make certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other requirements that are customary for similar credit facilities. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement or in the event of a change of control of the Company or FRC Funding.

Repurchases of Shares

As stated in Note 8, the Company filed a third tender offer on September 12, 2018. The third tender offer expired at 11:59 P.M., Central Time, on October 12, 2018 (the “Third Offer Expiration Date”). As of the Third Offer Expiration Date, no shares of the Company’s common stock were validly tendered and not withdrawn pursuant to the third tender offer. In accordance with the terms of the third tender offer, the Company did not purchase any shares of Common Stock pursuant to the third tender offer.

On October 24, 2018, following approval from the Board, in order to continue to comply with such requirement that the Company extend, within twelve months of May 30, 2018, to each of the Company’s stockholders as of May 30, 2018, the opportunity to sell the securities held by that stockholder as of that date, the Company filed a fourth tender offer to repurchase up to 433,109 shares of the Company’s issued and outstanding common stock. The fourth offer represented 25% of the Company’s total issued and outstanding shares of common stock as of October 23, 2018. Upon completion of the fourth tender offer, the Company will have fully complied with the provisions of the SBCAA, described herein, and will be eligible to take advantage of the reduced asset coverage ratio of 150% beginning May 30, 2019. The fourth tender offer is scheduled to expire on December 4, 2018.

Issuance of Common Stock

On October 29, 2018, the Company issued and sold 99,601 shares of its common stock at an aggregate purchase price of $1,995,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Distributions

On October 26, 2018, the Company declared a distribution of $0.108 per share, or $187,103, payable on November 6, 2018.

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

Overview

We are a recently-organized specialty finance company formed as a Maryland corporation on March 20, 2017. We are an externally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”), and has elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Beginning on May 3, 2017, commencement of our operations, Flat Rock Global agreed to voluntarily reimburse us for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three and nine months ended September 30, 2018, the reimbursement totaled $0 and $12,090, respectively, which consisted of audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the three months ended September 30, 2017 and for the period May 3, 2017 (commencement of operations) through September 30, 2017, the reimbursement totaled $165,839 and $200,839, respectively. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Portfolio and Investment Activity

As of September 30, 2018, our weighted average total yield of debt and income producing securities at fair value was 7.56%, and our weighted average total yield of debt and income producing securities at amortized cost was 7.74%.

As of September 30, 2018, we had 22 investments in 19 portfolio companies with an aggregate fair value of approximately $37.0 million.

Our investment activity for the three months ended September 30, 2018 and September 30, 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended
	September 30, 2018	September 30, 2017

New investments:
Gross investments	$29,852,709	$9,789,023
Less: sold investments	(20,111,697)	-
Total new investments	9,741,012	9,789,023

Principal amount of investments funded:
First-lien senior secured debt investments	$29,852,709	$343,341
Second-lien senior secured debt investments	-	-
Total principal amount of investments funded	29,852,709	343,341

Principal amount of investments sold:
First-lien senior secured debt investments	(20,111,697)	-
Second-lien senior secured debt investments	-	-
Total principal amount of investments sold or repaid	$(20,111,697)	$-

Number of new investment commitments	11	8
Average new investment commitment amount	$885,547	$1,223,628
Weighted average maturity for new investment commitments	5.3 years	4.5 years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average interest rate of new investment commitments	7.13%	6.83%
Weighted average spread LIBOR of new floating rate investment commitments	4.83%	5.54%
Weighted average interest rate on investment sold or paid down	7.41%	N/A

As of September 30, 2018 and December 31, 2017, our investments consisted of the following:

	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$36,722,477	$36,986,453	$19,417,419	$19,718,232
U.S. Government Securities	9,998,367	9,998,300	7,999,543	7,999,512
Forward foreign currency contracts	-	93,172	-	(38,141)
Total Investments	$46,720,844	$47,077,925	$27,416,962	$27,679,603

The table below describes investments by industry composition based on fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

U.S. Government Securities	21.3%	28.9%
Healthcare IT	10.6%	18.5%
Computers & Electronics	8.7%	3.0%
Insurance Services	8.5%	1.8%
IT Implementation	8.4%	14.3%
Direct Selling	6.4%	0.0%
Insurance Brokerage	5.4%	0.0%
Healthcare Services	4.3%	13.0%
Internet Services	4.3%	0.0%
Business Services	4.2%	5.3%
Consumer Goods	4.2%	0.0%
Transportation	2.1%	3.6%
Broadcasting & Subscription	2.1%	3.6%
Aerospace and Defense	2.1%	0.0%
Financial Services	2.1%	0.0%
Food & Beverage	2.1%	0.0%
Chemicals & Allied Products	2.0%	0.0%
Capital Equipment	1.2%	0.0%
Entertainment & Leisure	0.0%	0.9%
Forward Foreign Currency Contracts	0.0%*	0.0%*
Federal Services	0.0%	3.5%
Consumer Services	0.0%	3.6%
Total	100.0%	100.0%

* Less than 0.5%.

The table below describes investments by geographic composition based on fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

United States:
Northeast	24.5%	12.5%
Government Securities	21.3%	28.9%
West	14.9%	17.4%
South	11.8%	3.0%
Southeast	8.5%	3.6%
Midwest	8.4%	16.1%
Canada	10.6%	18.5%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Weighted average total yield of debt and income producing securities	7.79%	7.99%
Weighted average interest rate of debt and income producing securities	7.64%	7.82%
Weighted average spread over LIBOR of all floating rate investments	5.47%	6.35%

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

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table presents the ratings of our portfolio investments at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
		Percentage		Percentage
	Investments at	of Total	Investments at	of Total
Investment Rating	Fair Value	Portfolio	Fair Value	Portfolio
2	47,077,925	100.0%	27,679,603	100.0%
Total	$47,077,925	100.0%	$27,679,603	100.0%

Results of Operations

We are a recently-formed entity that commenced our principal operations on May 3, 2017. Since we commenced principal operations on May 3, 2017, we therefore do not have a full nine month period with which to compare our operating results.

The following table represents the operating results for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period May 3, 2017 (commencement of operations) through September 30, 2017:

	For the Three Months Ended		For the Nine Months Ended	For the Period May 3, 2017 (commencement of operations) through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total Investment Income	$613,702	$113,255	$1,468,244	$113,940
Less: Net Expenses	276,046	36,753	599,280	37,233
Net Investment Income (Loss) before income taxes	337,656	76,502	868,964	76,707
Less: Income taxes, including excise taxes	-	-	-	-
Net Investment Income	337,656	76,502	868,964	76,707
Net realized gains (losses) on investments	87,505	(266,658)	168,645	(266,658)
Net unrealized gains (losses) on investments	(3,215)	289,381	95,159	289,743
Net increase in net assets resulting from operations	$421,946	$99,225	$1,132,768	$99,792

Investment Income

Investment income for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period May 3, 2017 (commencement of operations) through September 30, 2017 was as follows:

	For the Three Months Ended		For the Nine Months Ended	For the Period May 3, 2017 (commencement of operations) through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest from investments	$611,020	$113,255	$1,461,848	$113,940
Other income	2,682	-	6,396	-
Total investment income	$613,702	$113,255	$1,468,244	$113,940

Expenses

Operating expenses for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period May 3, 2017 (commencement of operations) through September 30, 2017 was as follows:

	For the Three Months Ended		For the Nine Months Ended	For the Period May 3, 2017 (commencement of operations) through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Management fees	$162,160	$96,535	$386,696	$121,127
Incentive fees	12,328	-	39,255	-
Other operating expenses	263,718	202,592	572,115	238,072
Management fee waiver	(162,160)	(96,535)	(386,696)	(121,127)
Expense Reimbursement	-	(165,839)	(12,090)	(200,839)
Net Expenses	$276,046	$36,753	$599,280	$37,233

Net expenses for the three months ended September 30, 2018 were $276,046, which consisted of $162,160 in management fees, $12,328 in incentive fees, $143,722 in professional fees, and $119,996 in general and administrative expenses, offset by $162,160 in management fee waiver and $0 in expense reimbursement from the Adviser.

Net expenses for the nine months ended September 30, 2018 were $599,280, which consisted of $386,696 in management fees, $39,255 in incentive fees, $327,407 in professional fees, and $244,708 in general and administrative expenses, offset by $386,696 in management fee waiver and $12,090 in expense reimbursement from the Adviser.

In order to meet the diversification tests required to qualify as a RIC, the Company, on September 28, 2018, acquired $10,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to the Adviser. For the nine months ended September 30, 2018, the Company incurred management fees of $386,696, all of which were waived by Flat Rock Global.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period May 3, 2017 (commencement of operations) through September 30, 2017, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended		For the Nine Months Ended	For the Period May 3, 2017 (commencement of operations) through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net unrealized gains (losses) on investments	$(3,215)	$289,381	$95,159	$289,743

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds generated from our private offering and from cash flows from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in Senior Loans, payments of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of September 30, 2018, we sold 1,752,435 shares of common stock for gross proceeds of approximately $35.1 million. As of September 30, 2018, we had cash and cash equivalents of $7,678,893.

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

Capital Contributions

During the nine months ended September 30, 2018, we issued and sold 719,990 shares of our common stock at an aggregate purchase price of $14,421,000.

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

We elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, we must, among other things, distribute at least 90.0% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gain in excess of capital loss for the one-year period ending on October 31 of such calendar year and (3) any ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2018:

		Distribution
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Payment
1/26/2018	1/26/2018	$0.108	2/6/2018	$111,504
2/26/2018	2/26/2018	0.108	3/6/2018	113,258
3/26/2018	3/26/2018	0.108	4/6/2018	113,554
4/26/2018	4/26/2018	0.108	5/6/2018	115,928
5/26/2018	5/26/2018	0.108	6/6/2018	117,519
6/26/2018	6/26/2018	0.108	7/6/2018	122,506
7/26/2018	7/26/2018	0.108	8/6/2018	135,436
8/26/2018	8/26/2018	0.108	9/6/2018	136,430
9/26/2018	9/26/2018	0.108	10/6/2018	148,212
				$1,114,347

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

ASC Topic 820 clarifies that fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability to a market participant in the principal or most advantageous market for the investment. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market- based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as discussed in Note 5.

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

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $0.5 million and $0.5 million for foreign currency derivative financial instruments as of September 30, 2018 and December 31, 2017, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in portfolio companies. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings including our credit facility, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. As of September 30, 2018, we had not incurred any leverage. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of September 30, 2018, all of the investments in our portfolio were at floating rates.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of September 30, 2018 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

As of September 30, 2018, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 15, 2018, except for the following:

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

On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, assuming we comply with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective May 30, 2019. In order to comply with the requirement that we extend, within twelve months of May 30, 2018, to each of our stockholders as of May 30, 2018, the opportunity to sell the securities held by that stockholder as of that date, we filed our initial tender offer (the “Initial Tender Offer”) on June 27, 2018. On August 7, 2018 we filed our second tender offer (the “Second Tender Offer”) to each of our stockholders as of July 31, 2018, to purchase up to 315,818 shares of our common stock. On September 12, 2018, we filed our third tender offer (the “Third Tender Offer”) to each of our shareholders as of September 11, 2018, to purchase up to 343,089 shares of our common stock. The Initial Tender Offer, the Second Tender Offer and Third Tender Offer represented 25% of the total issued and outstanding shares of common stock as of the relevant period. In order to comply with the provisions of the SBCAA, we are conducting a fourth tender offer, which offers to repurchase up to 25% of our issued and outstanding shares of common stock.

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

On August 29, 2018, the Company issued and sold 109,086 shares of its common stock at an aggregate purchase price of $2,185,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On September 29, 2018, the Company issued and sold 360,110 shares of its common stock at an aggregate purchase price of $7,213,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Articles of Incorporation of Flat Rock Capital Corp. (Incorporated by reference to the initial filing of the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on March 24, 2017.)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

3.3	Bylaws (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 1, 2017.)

10.1	Investment Advisory Agreement (Incorporated by reference to Amendment No. 2 in the Registration Statement on Form 10 (SEC file No. 000-55767) filed with the SEC on May 19, 2017.)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)

10.3	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 19, 2017.)

10.4	Custody Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017.)

10.5	Loan and Security Agreement among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Lenders party thereto, and State Bank and Trust Company as agent for the Lenders, dated October 12, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2018.)

10.6	Sale, Contribution and Master Participation Agreement between Flat Rock Capital Corp. as seller and FRC Funding I, LLC as purchaser dated October 12, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2018.)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13,2018	Flat Rock Capital Corp.

/s/ Robert K. Grunewald
	Name:	Robert K. Grunewald
	Title:	President and Chief Executive Officer
Date: November 13, 2018		(Principal Executive Officer)

/s/ Richard A. Petrocelli
	Name:	Richard A. Petrocelli
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)