Form 10-K
period 2018-12-31
Flat Rock Capital Corp.
filed 2019-03-14
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the common stock held by non-affiliates of the issuer was $24,132,000 on June 30, 2018.

There were 1,978,916 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on March 12, 2019.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2019, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

i

PART I

Item 1. Business

Overview

We are a specialty finance company. We operate as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected for U.S. federal income tax purposes to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our tax year ending December 31, 2017. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

We primarily make debt investments in senior secured loans of U.S. middle-market companies (“Senior Loans”). We define middle- market companies as companies having annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, of $5 million to $75 million, although we may opportunistically make investments in larger or smaller companies. We expect that our investments will typically range in size from $10 million to $25 million, although investment amounts may be smaller or larger than this range. In particular, we may make smaller investments in the early stages of our development as we raise capital.

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

We intend to achieve our investment objective by:

●	accessing the established loan origination channels developed by our management team;

●	selecting investments within our core middle-market focus;

●	partnering with experienced private equity firms, or sponsors, in many cases with whom our management team has invested alongside in the past;

●	implementing disciplined underwriting standards; and

●	drawing upon the aggregate experience and resources of our management team.

Through our special purpose wholly-owned subsidiary, FRC Funding I, LLC (“FRC Funding”), we have access to up to $30 million in borrowings pursuant to a revolving line of credit with certain financial institutions as lenders. See “—Financing Arrangements”

Because we have elected to be regulated as a BDC and we intend to maintain our qualification as a RIC under the Code, our portfolio is subject to diversification and other requirements. See “—Certain U.S. Federal Income Tax Considerations.”

Our Portfolio

As March 12, 2019, our investment portfolio principal (excluding our investment in U.S. Treasury Bills) totaled $71.0 million and consisted of $71.0 million, or 100%, in first lien senior secured debt.

The following is our investment portfolio of first lien senior secured debt as of March 12, 2019:

Portfolio Company	Industry	Principal	% of Total Assets
Canngen Insurance Services, LLC	Insurance Services	$15,000,000	19.1%
ThreeBridge Solutions Term Loan	IT Implementation	5,456,700	6.9%
Mills Fleet Farms	Consumer Goods	5,000,000	6.4%
Logibec Inc.	Healthcare IT	4,669,274	5.9%
Coastal Construction Products	Construction & Building	3,995,882	5.1%
AIS HoldCo, LLC	Insurance Services	3,975,000	5.1%
World Insurance Associates, LLC	Insurance Brokerage	3,212,851	4.1%
Isagenix International LLC	Direct Selling	2,925,000	3.7%
Bomgar Corporation	Computers & Electronics	2,736,250	3.5%
Broder Bros., Co.	Wholesale	2,000,000	2.5%
Envision Healthcare, Inc.	Healthcare Services	2,000,000	2.5%
Epic Piping	Energy: Oil & Gas	2,000,000	2.5%
Next Level Apparel, Inc.	Consumer Goods	1,987,500	2.5%
World Insurance Associates, LLC Delayed Draw	Insurance Brokerage	1,705,100	2.2%
VFH Parent (Virtu)	Banking, Finance, Insurance & Real Estate	1,500,000	1.9%
Hill International, Inc.	Business Services	1,477,500	1.9%
Idera, Inc.	Computers & Electronics	1,331,507	1.7%
American Dental Partners, Inc.	Healthcare Services	1,000,000	1.3%
Elo Touch Solutions	High Tech Industries	1,000,000	1.3%
Millennium Trust Company	Banking, Finance, Insurance & Real Estate	1,000,000	1.3%
ScribeAmerica (HealthChannels)	Healthcare Services	997,487	1.3%
MHVC Acquisition Corp (Magnolia/Peraton)	Aerospace and Defense	994,949	1.3%
NM Z Parent Inc (Zep Inc)	Chemicals & Allied Products	992,462	1.3%
MRO Holdings, Inc.	Transportation	990,000	1.3%
Octave Music Group, Inc.	Broadcasting & Subscription	987,212	1.3%
GI Revelation Acquisition LLC	Business Services	746,873	1.0%
Deliver Buyer, Inc.	Capital Equipment	497,475	0.6%
JP Intermediate Term Loan	Direct Selling	493,750	0.6%
ThreeBridge Solutions Delayed Draw	IT Implementation	277,916	0.4%
Total first lien senior secured debt		$70,950,688	90.5%

Our Adviser

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

Western Asset Management Company, a globally integrated fixed-income manager with approximately $429.1 billion in assets under management as of December 31, 2018, has a 20% ownership interest in Flat Rock Global. Western Asset Management Company is an independent affiliate of Legg Mason.

Our Adviser has its headquarters at 1350 6th Avenue, 18th Floor, New York, NY 10019.

Advisory Agreement

On May 16, 2017, we entered into the Advisory Agreement with Flat Rock Global under which our Adviser:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

●	determines the assets we originate, purchase, retain or sell;

●	performs due diligence on our prospective portfolio companies;

●	executes, monitors and services the investments we make; and

●	provides us such other investment advice, research and related services as we may, from time to time, require.

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

The Incentive Fee consists of two parts: (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. Each part of the Incentive Fee is outlined below.

The first part, which we refer to as the “subordinated incentive fee on income,” is calculated and payable quarterly in arrears based on 15% of our “pre-incentive fee net investment income” for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to our investors each quarter, expressed as a quarterly rate of return on “adjusted capital” at the beginning of the most recently completed calendar quarter, of 1.5% (6% annualized) (“Preferred Return”), subject to a “catch up” feature. The calculation of the subordinated incentive fee on income for each quarter is as follows:

●	No incentive fee is payable to our Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the Preferred Return;

●	100% of our pre-incentive fee net investment income, if any, that exceeds the Preferred Return but is less than or equal to 1.764% in any calendar quarter (7.056% annualized) is payable to our Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide our Adviser with an incentive fee of 15% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 1.764% (7.056% annualized) in any calendar quarter; and

●	15% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.764% in any calendar quarter (7.056% annualized) is payable to our Adviser.

The subordinated incentive fee on income is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 15% of the cumulative net increase in net assets resulting from operations since commencement of operations on June 21, 2017 exceeds the cumulative incentive fees accrued and/or paid for the prior twelve quarters. In other words, any subordinated incentive fee on income that is payable in a calendar quarter is limited to the lesser of (i) 15% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 1.764% hurdle, subject to the “catch-up” provision and (ii) (x) 15% of the cumulative net increase in net assets resulting from operations since commencement of operations on June 21, 2017 minus (y) the cumulative incentive fees accrued and/or paid for the prior twelve quarters.

The second part of the incentive fee, referred to as the “incentive fee on capital gains,” shall be an incentive fee on capital gains earned on liquidated investments from our portfolio during operations prior to our liquidation and shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee shall equal 15% of our incentive fee capital gains, which shall equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board and (ii) the vote of a majority of our Independent Directors. The Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Flat Rock Global to serve as our Administrator. Pursuant to the Administration Agreement, Flat Rock Global provides us with services such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate or has engaged a third-party firm to perform some or all of these functions. We do not pay Flat Rock Global any fees pursuant to the Administration Agreement. We reimburse Flat Rock Global for administrative expenses it incurs as a result of providing these services.

Unless earlier terminated, the Administration Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board and (ii) the vote of a majority of our Independent Directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

The Senior Loan market provides investors seeking current income with an attractive risk-adjusted return profile. The interest on a Senior Loan is determined based on a spread over a market index rate that resets periodically. Further, the terms of Senior Loans generally provide for a “floor,” or minimum market index rate, thus providing protection during a period of dramatically falling interest rates. We believe these characteristics offer us a form of interest rate protection in periods of rising and falling interest rates.

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

Regulatory reform has made Senior Loans less attractive to banks. Following to the financial services crisis that began in the summer of 2007, banks became subject to increased regulatory restrictions, which resulted in more stringent requirements concerning loan underwriting standards, documentation, and risk retention standards. As a result, we believe the cost to comply with these guidelines has increased expenses in connection with holding Senior Loans, which has decreased the attractiveness of the terms of these loans to traditional providers of capital such as banks. These additional costs have led to a decreased ability and interest among traditional lenders in holding Senior Loans on their balance sheets. We believe that alternative providers of capital to the Senior Loan market, such as us, stand to benefit from this changed financial landscape.

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

Competitive Advantages

We believe we have competitive advantages over other operators in the Senior Loan market, including other publicly traded and publicly registered, non-listed BDCs. We expect that these advantages will enable us to deliver attractive risk-adjusted returns over time. Our advantages include the experience and track record of our Adviser’s senior investment team in investing in leveraged loans, our extensive credit underwriting experience and the portfolio management and BDC operations expertise of our Adviser. The principals of our Adviser, Robert K. Grunewald, and Richard A. Petrocelli, also have extensive relationships with private equity sponsors, loan syndication and trading desks, lending groups, management teams, investment bankers, and other industry sources that we believe will provide us with attractive investment opportunities. We expect to benefit from our Adviser’s ability to identify attractive investment opportunities unavailable to other providers of capital, conduct diligence on and value prospective investments, negotiate investment legal documentation and proactively manage a diversified portfolio of investments. As a result of complying with the terms of the Small Business Credit Availability Act, we will have the ability to reduce our asset coverage ratio from 200% to 150% beginning May 30, 2019, which we believe will provide us with greater resources to invest in our portfolio companies and to generate attractive returns to our stockholders. Our senior management and investment personnel of our Adviser have extensive experience in managing and operating a BDC, which distinguishes us from other BDC issuers whose advisers may not be as experienced in complying with the complex tax, regulatory and investment requirements applicable to BDCs.

Financing Arrangements

On October 12, 2018, we, through FRC Funding (“FRC Funding” and together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“Lenders”), State Bank and Trust Company as the administrative agent (“State Bank”) and Alostar Capital Finance (“Alostar”), as Lead Arranger and Bookrunner, pursuant to which Lenders agreed to provide us with a revolving line of credit. On December 10, 2018, the Loan Agreement was amended to add Hitachi Capital America Corp. to the definition of “Lenders” and to amend the definition of “Revolver Commitments” to increase the aggregate amount available to the Borrowers under the Revolver Commitments to $30 million, beginning with the effective date of the Amendment.

As amended, the Loan Agreement provides for $30 million in Revolver Commitments (as defined in the Loan Agreement) to be available to the Company to draw down and repay for three years, subject to borrowing base eligibility. The Loan Agreement matures at the earliest of (a) the date that is four (4) years from closing, (b) the date on which FRC Funding terminates the Revolver Commitments pursuant to the Loan Agreement; or (c) the date on which the Revolver Commitments are terminated pursuant to certain events of default under the Loan Agreement. The Scheduled Revolving Period End Date (as defined in the Loan Agreement) is three years from closing.

The Loan Agreement accrues interest at the Daily LIBOR Rate (as defined in the Loan Agreement), plus a 2.88% margin, and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. The Loan Agreement requires the payment of an unused line fee of between 0.50% and 1.0%, commencing on the date that is two months from closing, based on the amount by which the Revolver Commitments exceed the average daily balance of the Revolver Loans (as defined in the Loan Agreement) during any month. Such fee is payable monthly in arrears. The Loan Agreement has an advance rate against FRC Funding’s Eligible Portfolio Investment (as defined in the Loan Agreement). The advance rate, as to any Eligible Portfolio Investment, is 75.0% when the Company’s asset coverage ratio is equal or greater than 200.0% or 70.0% when the Company’s asset coverage ratio is less than 200.0%, subject to certain eligibility requirements (as defined in the Loan Agreement).

Pursuant to the terms of the Loan Agreement, the Borrowers granted to State Bank for the benefit of State Bank, Lenders, Alostar and its affiliates, a security interest and a lien in substantially all of FRC Funding’s assets. The Loan Agreement contains certain affirmative and negative covenants, including a minimum company asset coverage ratio, a minimum fixed charge ratio, and a minimum company tangible net worth. Under the Loan Agreement, the Borrowers were required to make certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other requirements that are customary for similar credit facilities. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement or in the event of a change of control of the Company or FRC Funding.

Investment Criteria for Evaluating Investment Opportunities

We have established investment criteria to be followed by our Adviser in evaluating the appropriateness of an investment opportunity in a Senior Loan. Specifically, we intend to invest in Senior Loans with the following attributes:

●	Annual EBITDA of $5 million to $75 million;

●	Sustainable leading positions in their respective markets;

●	Scalable revenues and operating cash flow;

●	Experienced management teams with successful track records;

●	Stable, predicable cash flows with low technology and market risks;

●	A substantial equity cushion in the form of capital ranking junior to our investment;

●	Low capital expenditures requirements;

●	A North American base of operations;

●	Strong customer relationships;

●	Products, services or distribution channels having distinctive competitive advantages;

●	Defensible niche strategy or other barriers to entry; and

●	Demonstrated growth strategies.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Committee

Our Adviser has established an investment committee, or the Investment Committee, that consists of Robert K. Grunewald and Richard A. Petrocelli. The role of the Investment Committee is to evaluate and approve our investments, subject to oversight by the Board, pursuant to our investment strategy, to monitor our investment portfolio and to monitor our compliance with requirements related to our qualification as a BDC and a RIC. The Investment Committee meets on a regular basis as frequently as it believes is required to maintain prudent oversight of our investment activities. The Investment Committee expects to set and monitor operating policies and guidelines consistent with criteria established by the Board. The Board may change these policies or guidelines at any time without approval from our stockholders.

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

We expect to use the expertise of the investment professionals of our Adviser to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior management of our Adviser will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the Advisory Agreement. The investment advisory fees compensate our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	the cost of calculating our NAV, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of our shares and other securities;

●	management and incentive fees payable to Flat Rock Global pursuant to the Advisory Agreement;

●	custodial fees;

●	federal, state and local taxes;

●	interest payable on debt, if any, incurred to finance our investments;

●	independent directors’ fees and expenses;

●	brokerage commissions for our investments;

●	costs of proxy statements, stockholders’ reports and notices;

●	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

●	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

●	direct costs such as printing, mailing, long distance telephone and staff costs; and

●	fees and expenses associated with independent accountants, independent and internal audit, and outside legal costs.

Our Adviser is responsible for payment of any and all organization and offering expenses incurred on our behalf in connection with our private offering of shares. Specifically, our Adviser will not seek or be entitled to reimbursement from us for any of the following offering expenses:

●	transfer agent fees;

●	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

●	federal and state registration fees; and

●	all other offering expenses incurred by Flat Rock Global in performing its obligations.

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by Flat Rock Global. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, the Board may elect to hire additional personnel going forward. Our officers are employees of Flat Rock Global, and a portion of the compensation paid to our chief financial officer and chief compliance officer will be paid by us pursuant to the Administration Agreement. All of our executive officers are also officers of Flat Rock Global.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
●	is organized under the laws of, and has its principal place of business in, the United States;
●	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
●	satisfies any of the following:
●	does not have any class of securities that is traded on a national securities exchange;
●	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
●	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
●	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
●	Securities of any eligible portfolio company that we control.
●	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
●	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
●	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
●	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, we generally must have 200% asset coverage for our debt after incurring any new indebtedness, meaning that the total value of our assets must be at least twice the amount of the debt (i.e., 50% leverage).

On March 23, 2018, President Trump signed into law the 2018 omnibus spending bill, which included the Small Business Credit Availability Act that modified the 1940 Act by increasing the amount of leverage that BDCs may incur by modifying the asset coverage percentage from 200% to 150%, if the following conditions are met:

●	the BDC adopts a 150% asset coverage by either

○	a shareholder approval of more than 50% of the votes cast at a shareholder meeting at which a quorum is present, to become effective on the first day after the date of such approval; or

○	a vote of a majority of the non-interested directors of the BDC, to become effective on the date that is one year of the date of such approval; and

●	within five business days of such approval

○	the BDC makes disclosures regarding such approval in any filing submitted to the SEC and provides a notice on the BDC’s website; and

○	the BDC makes additional disclosures in its periodic reports, including the amount of outstanding senior securities (and associated asset coverage ratio) it holds as of the date of the most recent financial statements included in the filing; information regarding the approval of the asset coverage percentage and the date of such approval; and the risk associated with holding senior securities described in the filing to the extent that such risk is incurred by the BDC.

In addition, BDCs that are not listed on a national securities exchange, such as the Company, are required to offer to repurchase from each shareholder, as of the asset coverage percentage approval date, all of the shares that are held by its shareholders (with 25% of those shares to be repurchased in four separate tender offers following the approval date).

On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. Subsequent to such approval from the Board, we filed tender offer materials with the SEC to offer to repurchase 25% of our total outstanding shares in four separate tender offers that expired on July 26, 2018, September 6, 2018, October 12, 2018 and December 4, 2018. We repurchased 20,000 shares of our common stock that were validly tendered and not withdrawn pursuant to such tender offers, which constituted all of the shares that were validly tendered and not withdrawn, at a price equal to $20.03 per share for an aggregate purchase price of approximately $400,600. As a result of the approval from our Board and the satisfaction of the requirement that we provide all shareholders with the ability to sell their shares within twelve months of such approval, we will be eligible to incur additional leverage beginning on May 30, 2019 in accordance with the provisions of the Small Business Credit Availability Act.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions, if any.

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

Code of Ethics

We and our Adviser have adopted codes of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establish procedures for personal investments and restrict certain transactions by our personnel. The codes of ethics generally does not permit investments by our employees or employees of our Adviser in securities that may be purchased or held by us. Our code of ethics has been incorporated by reference to this annual report on Form 10-K.

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

Exchange Act and Sarbanes-Oxley Act Compliance

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act or, if later, for the year following our first annual report required to be filed with the SEC), depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes- Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. The guidelines will be reviewed periodically by our Adviser and our Independent Directors, and, accordingly, are subject to change.

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

The proxy voting decisions of our Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision- making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Privacy Principles

We are committed to protecting our investors’ privacy. The following privacy notice explains our privacy policy:

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

We do not share this information with any non-affiliated third party except as described below.

●	Authorized Employees of Flat Rock Global. It is our policy that only authorized employees of Flat Rock Global who need to know your personal information will have access to it.

●	Service Providers. We may disclose investors’ personal information to companies that provide services on our behalf, such as record keeping, processing trades, and mailing information. These companies are required to protect investor information and use it solely for the purpose for which they received it.

●	Courts and Government Officials. If required by law, we may disclose investors’ personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.

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

20549-0102.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, partnerships and other pass- through entities, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date hereof and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”) regarding any matter discussed herein. Tax counsel has not rendered any legal opinion regarding any tax consequences relating to us or our stockholders. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” generally is a beneficial owner of shares of our common stock who is for U.S. federal income tax purposes:

●	a citizen or individual resident of the United States;

●	a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

●	a trust if (a) a court in the United States has primary supervision over its administration and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (b) the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person for federal income tax purposes; or

●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

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

Tax matters are complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of the investor’s particular situation. We encourage investors to consult their own tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, including the potential application of U.S. withholding taxes, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Classification of the Company as Corporation for Tax Purposes

We were incorporated under the laws of the State of Maryland on March 20, 2017, and have been treated as a corporation under Subchapter C of the Code.

Election to be Taxed as a RIC

As a BDC, we have elected, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our initial taxable year December 31, 2017. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our earnings and profits. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus our “net capital gain,” generally defined as the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

If we:

●	qualify as a RIC; and

●	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a nondeductible U.S. federal excise tax of 4% on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income realized, but not distributed, in preceding years and on which we paid no federal income tax (“Excise Tax Distribution Requirement”).

To qualify as a RIC for federal income tax purposes, we must, among other things:

●	continue to qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities the (“90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

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

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships in which we are a partner (other than a “qualified publicly traded partnership”) for purposes of the Diversification Tests.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes, which is subject to other limitations under U.S. federal income tax law.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation as a Public Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations in the Code, such distributions may be eligible for the preferential maximum rate applicable to individual stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees may be eligible for a dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a maximum tax rate of 20%, provided that we properly report such distribution as “qualifying dividend income” in a written statement furnished to our stockholders and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential maximum rate applicable to Qualifying Dividends. Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains that are currently generally taxable at a maximum rate of 20% in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

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

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held the shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, individual U.S. stockholders currently are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, an additional 3.8% Medicare tax will be imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. high-income individuals, and certain estates and trusts. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

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

We are required to report adjusted cost basis information for covered securities which generally include shares of a RIC acquired after January 1, 2012 to the IRS and to taxpayers. The tax regulations require that we elect a default tax identification methodology to perform the required reporting. We have chosen the first-in-first-out (“FIFO”) method as the default tax lot identification method for our stockholders. This is the method we will use to determine which specific shares are deemed to be sold when a stockholder’s entire position is not sold in a single transaction and is the method in which “covered” share sales will be reported on a stockholder’s Form 1099. However, at the time of purchase or upon the sale of “covered” shares, stockholders may generally choose a different tax lot identification method. Stockholders should consult a tax advisor with regard to their personal circumstances as the Company and its service providers do not provide tax advice. Stockholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

Backup Withholding. We may be required to withhold federal income tax (“backup withholding”), currently at a rate of 24%, from all distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number generally is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

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

Limitation on Deduction for Certain Expenses

If our stock is not beneficially owned by at least 500 persons at all times during the taxable year, then a U.S. stockholder that is an individual, estate or trust may be subject to tax on the stockholder’s share of expenses that we incur. We do not expect our stock to be beneficially owned by 500 or more persons.

If we do not satisfy the 500-stockholder requirement, we would be required to report the relevant expenses, including the Management Fee and Incentive Fee, on Form 1099-DIV, and affected stockholders will be required to take into account as income an amount equal to their allocable share of such expenses. Moreover, because miscellaneous itemized deductions have been suspended under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), affected stockholders would be unable to claim any offsetting deduction.

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

Therefore, a tax-exempt U.S. stockholder generally should not be subject to U.S. taxation solely as a result of the stockholder’s ownership of our stock and receipt of dividends with respect to such stock. Moreover, under current law, if we incur indebtedness, such indebtedness generally will not be attributed to a tax-exempt U.S. stockholder. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

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

Distributions of our investment company taxable income to Non-U.S. stockholders (including interest income and realized net short- term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, we will not be required to withhold federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.)

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

Legislative or Other Actions Affecting RICs

The foregoing discussion is only a summary and is based upon existing federal income tax law. You should recognize that the federal income tax treatment of an investment in us may be modified at any time by legislative, judicial or administrative action. Any such changes may have a retroactive effect with respect to existing transactions and investments and may modify the statements made above. In particular, on December 22, 2017, President Trump signed the Tax Act. The Tax Act includes sweeping changes to U.S. tax laws and represents the most significant changes to the Code since 1986. You are urged to consult with your own tax advisor with respect to the impact of recent legislation, including the Tax Act, on your investment in our shares.

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

Risks Relating to Our Business and Structure

Our Adviser has limited experience managing a BDC or a RIC.

While Messrs. Grunewald and Petrocelli have served as executive officers for other BDCs, our Adviser has limited experience managing a BDC or a RIC. Therefore, there is a risk that our Adviser may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our shares of common stock may entail more risk than the shares of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded public companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of distribution, source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material.

We are recently-formed company with a limited operating history.

We were formed on March 20, 2017 and commenced operations on May 3, 2017. As a result, we have limited financial information on which you can evaluate an investment in us or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless. In addition, in order to comply with BDC and RIC requirements, we may invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of suitable portfolio investments. We may not be able to pay significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Adviser’s investment professionals. We also depend, to a significant extent, on the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our success further depends to a significant extent on the continued service and coordination of our Adviser’s key professionals, Robert K. Grunewald, our President and Chief Executive Officer, and Richard A. Petrocelli, our Chief Operating Officer, Chief Financial Officer and Chief Compliance Officer. The departure of either Mr. Grunewald or Mr. Petrocelli could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Flat Rock Global will remain our Adviser or that we will continue to have access to our Adviser’s investment professionals, information or deal flow.

Future disruptions or instability in the capital markets could negatively impact the valuation of our investments and our ability to raise capital.

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

The amount of any distributions we pay is uncertain. Our distributions to our stockholders may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our private offering. Therefore, portions of the distributions that we pay may represent a return of capital to you which will reduce your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.

Subject to the Board’s discretion and applicable legal restrictions, we authorize and declare and intend to continue to authorize and declare monthly distributions that are paid on a monthly basis. We pay and will continue to pay these distributions to our stockholders out of assets legally available for distribution. We have not established any limit on the extent to which we may use borrowings, if any, to fund distributions (which may reduce the amount of capital we ultimately invest in assets). We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or increase our distribution rate each year. Our ability to pay distributions may be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the investment proceeds or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will reduce your tax basis in your shares. Distributions from the investment proceeds or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies. There can be no assurance that we will be able to sustain distributions at any particular level or at all.

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

We compete for investments with other BDCs and investment funds (including private equity funds and mezzanine debt funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make similar investments in Senior Loans. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments in Senior Loans, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities in Senior Loans if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments in Senior Loans or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in Senior Loans is underserved by traditional commercial banks and other financial sources. A significant increase in the number or the size of our competitors in this market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio is recorded at fair value as determined in good faith by the Board, which may be without the benefit of an opinion of third-party valuation experts and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by the Board. However, the majority of our investments will not be publicly traded or actively traded on a secondary market. As a result, we will value these securities quarterly at fair value as determined in good faith by the Board, with the assistance of one or more third-party valuation firms and/or pricing services.

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

Our ability to achieve our investment objective and grow will depend on our ability to manage our business. This will depend, in turn, on the ability of the Investment Committee to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the ability of the Investment Committee to execute on our investment process and the ability to provide competent, attentive and efficient services to us and, to a lesser extent, to provide us with access to financing on acceptable terms. Our Adviser will have substantial responsibilities under the Advisory Agreement. Our Adviser’s senior professionals and other personnel may be called upon to provide managerial assistance to our portfolio companies. These activities may distract these professionals or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

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

We may experience fluctuations in our operating results.

We may experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in Senior Loans that meet our investment criteria, variations in the interest rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Terrorist attacks, acts of war or natural disasters may, impact the businesses in which we invest and harm our business, operating results and financial condition.

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

Risks Related to Flat Rock Global

The Advisory Agreement and the Administration Agreement with Flat Rock Global were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to our Adviser, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we could choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with our Adviser. Any such decision, however, would breach our fiduciary obligations to our stockholders.

Our Adviser, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us, and such compensation arrangements may induce our Adviser to make speculative investments or incur debt, which can be adverse to the interests of our stockholders.

Our Adviser is entitled to receive substantial fees from us in return for its services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect its judgment with respect to investments described in this Annual Report on Form 10-K or any future private or public offerings of equity by us, which allow our Adviser to earn increased management fees.

Further, the incentive fee payable by us to our Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined may encourage our Adviser to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which include any borrowings for investment purposes, may encourage our Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

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

Our Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Flat Rock Global can resign from its role as our Administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Flat Rock Global has the right to resign as our Administrator under the Administration Agreement, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

As a result of the annual distribution requirement to qualify as a RIC, we may need to continually raise capital to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, meets the requirements under the 1940 Act, which currently requires an asset coverage ratio equaling at least 200% after such incurrence or issuance. See “Risks Relating to Debt Financing” for risk disclosures related to our ability, effective May 30, 2019, to be subject to a modified asset coverage of 150%. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We utilize leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if the Board, including a majority of our independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including our stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Flat Rock Global without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

Risks Related to Our Investments

Our investments in middle-market companies are risky and we may suffer credit losses.

Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. Middle-market companies are more likely to be considered lower grade investments, commonly called “junk bonds,” which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by our Adviser to be of comparable quality. Lower grade securities or comparable unrated securities are considered predominantly speculative regarding the portfolio company’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic and business developments. These risks are likely to increase during volatile economic periods.

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

In addition, a substantial amount of our debt investments are likely to be based on floating rates, such as the London interbank offered rate, or LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our shares and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distributions, which could reduce the value of our shares. Also, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to the Adviser.

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

The interest rate environment in the medium- and large-sized U.S. corporate debt market may experience disruption in the future, which may cause pricing levels to decline or be volatile. As a result, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Some of our term loan agreements with partner companies contain a stated minimum value for LIBOR.

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

Even though we intend to generally invest in Senior Loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. A number of judicial decisions have upheld judgments of borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of our debt investments we may be subject to allegations of lender liability.

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

To qualify and maintain our qualification as a BDC, we must generally invest 70% of our investments in U.S.-based companies. We may also invest in obligations of obligors organized or incorporated under the laws of a country other than the United States or a state or territory thereof. Investments in the obligations of non-U.S. obligors involve certain special risks related to regional economic conditions and sovereign risks which are not normally associated with investments in the obligations of sovereign and corporate obligors located in the United States. We are unable to provide any information regarding the specific risks associated with purchasing a loan, participation interest or other investment governed by a law other than those of a U.S. jurisdiction. These risks may include economic uncertainty, fluctuations of currency exchange rates, lower levels of disclosure and regulation in foreign securities markets, confiscatory taxation, taxation of income earned in foreign nations or other taxes or restrictions imposed with respect to investments in foreign nations, foreign exchange controls (which may include suspension of the ability to transfer currency from a given country and repatriation of investments) and uncertainties as to the status, interpretation and application of laws including, but not limited to, those relating to insolvency. In addition, there is often less publicly available information about non-U.S. obligors than about sovereign and corporate obligors in the United States. Sovereign and corporate obligors in countries other than the United States may not be subject to uniform accounting, auditing and financial reporting standards, and auditing practices and requirements for both foreign public and private obligors may not be comparable to those applicable to U.S. companies. It also may be difficult to obtain and enforce a judgment relating to investments issued by a non-U.S. obligor in a court outside the United States.

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

Risks Associated with OID and PIK Interest Income.

Although we do not expect that a significant portion of our income will be comprised of OID and PIK income, we may make investments that include OID and PIK components. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

●	OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.

●	OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

●	For accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

●	The higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.

●	The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Adviser in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

●	Even if accounting conditions are met, borrowers on such securities could still default when our’s actual collection is expected to occur at the maturity of the obligation.

●	PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

Prepayments of Senior Loans by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that our investments in Senior Loans may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt representing the Senior Loan being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

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

Recent legislation will allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In addition, the legislation requires non-listed BDCs to offer to repurchase 25% of its securities each quarter following the calendar quarter in which the BDC obtains such approval. In either case, BDCs are required to make certain disclosures on their websites and in SEC filings regarding, among other things, the receipt of approval to increase their leverage, their leverage capacity and usage, and risks related to leverage.

On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective May 30, 2019. In order to comply with the requirement that we extend, within twelve months of May 30, 2018, to each of our stockholders as of May 30, 2018, the opportunity to sell the securities held by that stockholder as of that date, we completed four separate tender offers, each of which offered to repurchase up to 25% of the total number of shares outstanding as of the date immediately prior to the date of the tender offer. Our stockholders submitted requests to have an aggregate of 20,000 shares repurchased by us through the tender offer process, and we repurchased all of these shares for an aggregate of $400,600, or $20.03 per share. As a result of the SBCAA and the actions taken by our Board and the satisfaction of the requirement that we provide our stockholders an opportunity to have their shares repurchased through four separate tender offers, we will be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% beginning on May 30, 2019.

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

In the course of our investing activities, we pay a base management fee and an incentive fee to our Adviser. The Advisory Agreement that we entered into with our Adviser provides that the base management fee is based on the value of our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on the value of our total assets, our Adviser benefits when we incur debt or use leverage. This fee structure may encourage our Adviser to cause us to borrow money to finance additional investments. Additionally because the “hurdle” rate with respect to the portion of the incentive fee based on investment income is fixed, any increase in the use of leverage is likely to increase such portion of the incentive fee because the use of leverage could result in an increase in net income. As a result of this arrangement, our Adviser may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

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

Risks Relating to Our Common Stock

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

Under the terms of our Amended and Restated Articles of Incorporation (the “Charter”), the Board is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.

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

The NAV, of our shares of common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

●	loss of RIC or BDC status;

●	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;

●	changes in earnings or variations in operating results;

●	changes in accounting guidelines governing valuation of our investments;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

●	departure of key personnel of our Adviser;

●	general economic trends and other external factors; and

●	loss of a major funding source.

Federal Income Tax Risks

If we fail to qualify or maintain our qualification as a RIC, we would be subject to certain corporate-level taxes.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Certain U.S. Federal Income Tax Considerations.”

●	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We will be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

●	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

●	The asset diversification requirements must be satisfied at the end of each quarter of our taxable year. At least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes, which is subject to other limitations under U.S. federal income tax law.

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

Holders

Set forth below is a chart describing the classes of our securities outstanding as of March 4, 2019:

(1)	(2)	(3)	(4)
Amount
		Amount	Outstanding
		Held by	Exclusive of
		Us or	Amount
	Amount	for Our	Under
Title of Class	Authorized	Account	Column (3)
Common Stock	125,000,000	—	1,978,916

As of March 4, 2019, we had 461 record holders of our common stock.

Distributions

Declaration	Record	Distribution	Payment	Distribution
Date	Date	Per Share	Date	Payment
1/26/2018	1/26/2018	$0.108	2/6/2018	$111,504
2/26/2018	2/26/2018	0.108	3/6/2018	113,258
3/26/2018	3/26/2018	0.108	4/6/2018	113,554
4/26/2018	4/26/2018	0.108	5/6/2018	115,928
5/26/2018	5/26/2018	0.108	6/6/2018	117,518
6/26/2018	6/26/2018	0.108	7/6/2018	122,506
7/26/2018	7/26/2018	0.108	8/6/2018	135,436
8/26/2018	8/26/2018	0.108	9/6/2018	136,430
9/26/2018	9/26/2018	0.108	10/6/2018	148,211
10/26/2018	10/26/2018	0.108	11/6/2018	187,125
11/26/2018	11/26/2018	0.108	12/6/2018	197,860
11/13/2018	12/26/2018	0.108	1/7/2019	200,125
				$1,699,455

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our Board in its discretion.

Valuation of Portfolio Securities

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At present, we do not have any preferred stock outstanding.

Our investments are valued at the end of each fiscal quarter. Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith by our Board with the assistance of our Adviser and one or more third party valuation firms. In connection with that determination, investment professionals from our Adviser prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the type of asset being valued, all in accordance with our valuation policy. The Board may retain one are more independent valuation providers to assist it by performing certain limited third-party valuation services. The participation of our Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for the year ended December 31, 2018 and for the period from May 3 (commencement of operations) to December 31, 2017, is derived from our consolidated financial statements which have been audited by KPMG LLP, our independent registered public accounting firm.

The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Total investment income	$2,478,527	$443,683
Total expenses	1,697,528	849,691
Less: Management fee waiver	(625,782)	(245,438)
Less: Expense reimbursement	(101,939)	(520,033)
Net expenses	969,807	84,220
Net investment income	1,508,720	359,463
Net realized gains (losses) on investments	246,416	(180,964)
Net unrealized gains (losses) on investments	(590,623)	263,415
Net increase in net assets resulting from operations	$1,164,513	$441,914

Per share information - basic and diluted
Net investment income (loss)	$1.14	$0.69
Net realized and unrealized gain (loss) on investments	(0.13)	(0.13)
Net increase in net assets resulting from operations	1.01	0.56
Distributions from net investment income	$(1.30)	$(0.54)

Balance sheet data:
Total assets	$78,534,264	$31,142,156
Net assets	$36,855,107	$20,669,649

Other data:
Total return based on net asset value	5.07%	2.80%
Number of portfolio company investments at period end	23	11
Total portfolio company investments for the period	$61,194,099	$19,718,232
Proceeds from sales and prepayments of investments	$45,332,922	$17,119,869

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, the Company issued and sold 854,788 shares of its common stock at an aggregate purchase price of $17,121,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward looking statements that involve substantial risks and uncertainties. These forward looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward looking statements including, without limitation:

●	The effect of an economic downturn on our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

●	a contraction of available credit, which could impair our lending and investment activities;

●	interest rate volatility, which could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	our contractual arrangements and relationships with third parties;

●	the ability of our portfolio companies to achieve their objectives;

●	competition with other entities for investment opportunities;

●	the speculative and illiquid nature of our investments;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the costs associated with being a public entity;

●	the loss of key personnel;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	our ability to attract and retain highly talented professionals that can provide services to our Adviser and Administrator;

●	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code and as a BDC; and

●	the effect of legal, tax and regulatory changes.

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

The information contained in this section should be read in conjunction with “Item 8. Financial Statements and Supplemental Data”.

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

Our investment objective is the preservation of capital while generating current income from our debt investments and seeking to maximize our portfolio’s total return. We intend to achieve this objective by investing in a portfolio composed primarily of debt investments in senior secured loans of U.S. middle-market companies, which we refer to as Senior Loans. We intend to achieve our investment objective by (i) accessing the established loan origination channels developed by our management team, (ii) selecting investments within our core middle-market focus, (iii) partnering with experienced private equity firms, or sponsors, in many cases with whom our management team has invested alongside in the past, (iv) implementing disciplined underwriting standards and (v) drawing upon the aggregate experience and resources of our management team. We expect that most of our Senior Loans will be made to borrowers with EBITDA of between $5 million and $75 million annually.

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

Additionally, we may from time to time hold or invest in equity securities and other debt or equity securities generally arising from a restructuring of Senior Loan positions previously held by us. Flat Rock Global will also periodically evaluate all investments that are not Senior Loans to determine whether we should dispose of assets that are not Senior Loans. We utilize leverage to enhance stockholder returns, and believe that, when properly financed and hedged, our investment strategy can produce attractive risk-adjusted returns.

Characteristics of and Risks Related to Investments in Private Companies

A core component of our strategy is to invest in the corporate debt of privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves may often be illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, less public information generally exists about private companies. Finally, these companies may often not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of Flat Rock Global to obtain adequate information through its due diligence efforts to evaluate the creditworthiness of and risks involved in investing in these companies. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies that are designed to protect investors.

Operating and Regulatory Structure

Our investment activities are managed by Flat Rock Global and supervised by our board of directors (the “Board”), a majority of whom are independent of us and Flat Rock Global. Under the Investment Advisory Agreement, we pay Flat Rock Global a quarterly management fee based on our average gross assets as well as incentive fees based on our performance.

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

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	the cost of calculating our NAV, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchase of shares of our common stock and other securities;

●	management and incentive fees payable to Flat Rock Global pursuant to the Advisory Agreement;

●	custodial fees;

●	federal, state and local taxes;

●	interest payable on debt, if any, incurred to finance our investments;

●	independent directors’ fees and expenses;

●	brokerage commissions for our investments;

●	costs of proxy statements, stockholders’ reports and notices;

●	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

●	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

●	direct costs such as printing, mailing, long distance telephone and staff costs; and

●	fees and expenses associated with independent accountants, independent and internal audit and outside legal counsel;

Our Adviser is responsible for payment of any and all organization and offering expenses incurred on our behalf in connection with our private offering of shares. Specifically, our Adviser will not seek or be entitled to reimbursement from us for any of the following offering expenses:

●	transfer agent fees;

●	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

●	federal and state registration fees; and

●	all other offering expenses incurred by Flat Rock Global in performing its obligations.

Beginning on May 3, 2017, commencement of our operations, Flat Rock Global agreed to voluntarily reimburse us for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the year ended December 31, 2018, the reimbursement totaled $101,939, which consisted of audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the period May 3, 2017 (commencement of operations) through December 31, 2017, the reimbursement totaled $520,033. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Portfolio and Investment Activity

As of December 31, 2018, our weighted average total yield of debt and income producing securities at fair value was 9.17%, and our weighted average total yield of debt and income producing securities at amortized cost was 9.16%.

As of December 31, 2018, we had 25 investments in 23 portfolio companies with an aggregate fair value of approximately $61.2 million.

Our investment activity for the year ended December 31, 2018 and for the period May 3, 2017 (commencement of operations) to December 31, 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017

New investments:
Gross investments	$87,520,229	$36,523,548
Less: sold investments	(45,045,762)	(17,106,128)
Net new investments	42,474,467	19,417,420

Principal amount of investments funded:
First-lien senior secured debt investments	$87,520,229	$21,992,072
Other senior secured debt investments	-	-
Total principal amount of investments funded	87,520,229	21,992,072

Principal amount of investments sold:
First-lien senior secured debt investments	45,045,762	17,106,128
Other senior secured debt investments	-	-
Total principal amount of investments sold or repaid	45,045,762	17,106,128

Number of new investment commitments	18	11
Average new investment commitment amount	$2,359,693	$1,765,220
Weighted average maturity for new investment commitments	5.6 years	4.6 years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average interest rate of new investment commitments	8.65%	7.82%
Weighted average spread LIBOR of new floating rate investment commitments	6.09%	6.35%
Weighted average interest rate on investment sold or paid down	6.00%	6.29%

As of December 31, 2018 and December 31, 2017, our investments consisted of the following:

	December 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$61,888,480	$61,194,099	$19,417,419	$19,718,232
U.S. Government Securities	14,999,107	14,999,100	7,999,543	7,999,512
Forward foreign currency contracts	-	369,812	-	(38,141)
Total Investments	$76,887,587	$76,563,011	$27,416,962	$27,679,603

The table below describes investments by industry composition based on fair value as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Insurance Services	24.6%	1.8%
U.S. Government Securities	19.6%	28.9%
Consumer Goods	9.0%	0.0%
IT Implementation	7.4%	14.3%
Healthcare IT	5.9%	18.5%
Computers & Electronics	5.2%	3.0%
Construction & Building	5.2%	0.0%
Healthcare Services	5.0%	13.0%
Direct Selling	4.3%	0.0%
Insurance Brokerage	3.6%	0.0%
Business Services	2.9%	5.3%
Transportation	1.3%	3.6%
Broadcasting & Subscription	1.3%	3.6%
Aerospace and Defense	1.3%	0.0%
High Tech Industries	1.2%	0.0%
Chemicals & Allied Products	1.1%	0.0%
Capital Equipment	0.6%	0.0%
Forward Foreign Currency Contracts	0.5%	0.0%*
Consumer Services	0.0%	3.6%
Federal Services	0.0%	3.5%
Entertainment & Leisure	0.0%	0.9%
Total	100.0%	100.0%

* Less than 0.5%.

The table below describes investments by geographic composition based on fair value as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

United States:
West	27.0%	17.4%
U.S. Government Securities	19.7%	28.9%
Northeast	14.4%	12.5%
Midwest	13.9%	16.1%
Southeast	12.1%	3.6%
South	7.0%	3.0%
Canada	5.9%	18.5%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Weighted average total yield of debt and income producing securities	9.18%	7.99%
Weighted average interest rate of debt and income producing securities	8.73%	7.82%
Weighted average spread over LIBOR of all floating rate investments	6.24%	6.35%

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

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table presents the ratings of our portfolio investments at December 31, 2018 and December 31, 2017.

	December 31, 2018		December 31, 2017
		Percentage		Percentage
	Investments at	of Total	Investments at	of Total
Investment Rating	Fair Value	Portfolio	Fair Value	Portfolio
2	$75,686,369	98.8%	$27,679,603	100.0%
3	876,642	1.2%	-	0.0%
Total	$76,563,011	100.0%	$27,679,603	100.0%

Results of Operations

We are a recently-formed entity that commenced our principal operations on May 3, 2017. Therefore, the following comparisons of operating results to the period ended December 31, 2017 is not for a full 12-month period.

The following table represents the operating results for year ended December 31, 2018 and for the period May 3, 2017 (commencement of operations) through December 31, 2017:

	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Total Investment Income	$2,478,527	$443,683
Less: Net Expenses	969,807	84,220
Net Investment Income	1,508,720	359,463
Net realized gains (losses)	246,416	(180,964)
Net unrealized gains (losses)	(590,623)	263,415

Net increase in net assets resulting from operations	$1,164,513	$441,914

Investment Income

Investment income for the year ended December 31, 2018 and for the period May 3, 2017 (commencement of operations) through December 31, 2017 was as follows:

	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Interest income from investments	$2,369,096	$443,683
Other income	109,431	-
Total investment income	$2,478,527	$443,683

Total investment income increased to $2.5 million for 2018 compared $0.4 million for 2017. The increase was driven by increased total assets of $78.5 million at December 31, 2018 from $31.1 million at December 31, 2017 and increased yield on the portfolio of 9.18% on December 31, 2018 compared to 7.99% in on December 31, 2017.

Expenses

Operating expenses for the year ended December 31, 2018 and for the period May 3, 2017 (commencement of operations) through December 31, 2017 was as follows:

	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Management fees	$625,782	$233,070
Incentive fees	-	12,368
Other operating expenses	1,071,746	604,253
Management fee waiver	(625,782)	(245,438)
Expense Reimbursement	(101,939)	(520,033)
Net Expenses	$969,807	$84,220

Net expenses for the year ended December 31, 2018 were $969,807, which consisted of $625,782 in management fees, $452,407 in professional fees, $180,601 in interest and debt financing expenses, and $438,738 in general and administrative expenses, offset by $625,782 in management fee waiver and $101,939 in expense reimbursement from the Adviser.

Net expenses for the period May 3, 2017 (commencement of operations) through December 31, 2017 were $84,220, which consisted of $233,070 in management fees, $12,368 in incentive fees, $407,946 in professional fees, $16,017 in interest and debt financing expenses, and $180,290 in general and administrative expenses, offset by $245,438 in management fee waiver and $520,033 in expense reimbursement from the Adviser.

In order to meet the diversification tests required to qualify as a RIC, the Company, on December 31, 2018, acquired $15,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to the Adviser. In order to meet the diversification tests required to qualify as a RIC, the Company, on December 31, 2017, acquired $29,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to the Adviser.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the year ended December 31, 2018 and for the period May 3, 2017 (commencement of operations) through December 31, 2017, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Net unrealized gains (losses) on investments	$(590,623)	$263,415
Net unrealized gains	$(590,623)	$263,415

The unrealized losses are largely attributable to four liquid loans that traded down in the fourth quarter of 2018. The four loans, American Dental Partners, Envision Healthcare, Isagenix International, and NM Z Parent Inc. generated losses of $470,000.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds generated from our private offering and from cash flows from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. In addition, we borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We do not currently anticipate issuing any preferred stock.

Our Primary use of funds is investments in Senior Loans, payments of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of December 31, 2018, we sold 1,867,233 shares of common stock for gross proceeds of approximately $37.4 million. As of December 31, 2018, we had cash and cash equivalents of $1.6 million. As of December 31, 2018, we had $23.7 million outstanding under the Credit Facility.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. The SBCAA permits a BDC to reduce its asset coverage ratio from 200% to 150% so long as such BDC complies with certain requirements contained within the SBCAA. On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result of the SBCAA, the actions taken by our Board and the satisfaction of the requirement that we provide our stockholders the opportunity to have their shares repurchased through four separate tender offers, we will be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%, beginning on May 30, 2019.

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

Capital Contributions

During the year ended December 31, 2018, we issued and sold 854,788 shares of our common stock at an aggregate purchase price of approximately $17.1 million.

Financing Arrangements

On October 12, 2018, we, through FRC Funding (“FRC Funding” and together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“Lenders”), State Bank and Trust Company as the administrative agent (“State Bank”) and Alostar Capital Finance (“Alostar”), as Lead Arranger and Bookrunner, pursuant to which Lenders agreed to provide us with a revolving line of credit. The Loan Agreement was effective as of October 12, 2018.  On December 10, 2018, the Loan Agreement was amended to add Hitachi Capital America Corp. to the definition of “Lenders” and to amend the definition of “Revolver Commitments” to increase the aggregate amount available to the Borrowers under the Revolver Commitments to $30 million, beginning with the effective date of the Amendment.

As amended, the Loan Agreement provides for $30.0 million in Revolver Commitments (as defined in the Loan Agreement) to be available to the Company to draw down and repay for three years, subject to borrowing base eligibility. The Loan Agreement matures at the earliest of (a) the date that is four (4) years from closing, (b) the date on which FRC Funding terminates the Revolver Commitments pursuant to the Loan Agreement; or (c) the date on which the Revolver Commitments are terminated pursuant to certain events of default under the Loan Agreement.  The Scheduled Revolving Period End Date (as defined in the Loan Agreement) is three years from closing.

The Loan Agreement accrues interest at the Daily LIBOR Rate (as defined in the Loan Agreement), plus a 2.88% margin, and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. The Loan Agreement requires the payment of an unused line fee of between 0.50% and 1.0%, commencing on the date that is two months from closing, based on the amount by which the Revolver Commitments exceed the average daily balance of the Revolver Loans (as defined in the Loan Agreement) during any month. Such fee is payable monthly in arrears. The Loan Agreement has an advance rate against FRC Funding’s Eligible Portfolio Investment (as defined in the Loan Agreement). The advance rate, as to any Eligible Portfolio Investment, is 75.0% when the Company’s asset coverage ratio is equal or greater than 200.0% or 70.0% when the Company’s asset coverage ratio is less than 200.0%, subject to certain eligibility requirements (as defined in the Loan Agreement).

Pursuant to the terms of the Loan Agreement, the Borrowers grant to State Bank for the benefit of State Bank, Lenders, Alostar and its affiliates, a security interest and a lien in substantially all of FRC Funding’s assets. The Loan Agreement contains certain affirmative and negative covenants, including a minimum company asset coverage ratio, a minimum fixed charge ratio, and a minimum company tangible net worth. Under the Loan Agreement, the Borrowers are required to make certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other requirements that are customary for similar credit facilities. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement or in the event of a change of control of the Company or FRC Funding.

Distribution Policy

Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis beginning with our initial monthly distribution declared by our Board on August 25, 2017, which was paid to our stockholders on September 6, 2017. We calculate each stockholder’s specific distribution amount for the month based on a distribution amount per share per day of our common stock, which accrues daily for each stockholder from the date we accept their subscription for shares of our common stock. From time to time, we may also pay interim distributions, including capital gains distributions, at the discretion of our Board. Each year a statement on Internal Revenue Service Form 1099-DIV (or successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

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

The following table reflects the cash distributions per share that we declared and paid on our common stock during the year ended December 31, 2018:

		Distribution
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Payment
1/26/2018	1/26/2018	$0.108	2/6/2018	$111,504
2/26/2018	2/26/2018	0.108	3/6/2018	113,258
3/26/2018	3/26/2018	0.108	4/6/2018	113,554
4/26/2018	4/26/2018	0.108	5/6/2018	115,928
5/26/2018	5/26/2018	0.108	6/6/2018	117,518
6/26/2018	6/26/2018	0.108	7/6/2018	122,506
7/26/2018	7/26/2018	0.108	8/6/2018	135,436
8/26/2018	8/26/2018	0.108	9/6/2018	136,430
9/26/2018	9/26/2018	0.108	10/6/2018	148,211
10/26/2018	10/26/2018	0.108	11/6/2018	187,125
11/26/2018	11/26/2018	0.108	12/6/2018	197,860
11/13/2018	12/26/2018	0.108	1/7/2019	200,125
				$1,699,455

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2018 is as follows:

		Payments Due By Period
	Maturity Date	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility	10/12/2022	$23,668,554	$		$23,668,554

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off- balance sheet financings or liabilities.

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

Pursuant to the terms of our credit facility with State Bank and Trust Company, borrowings are at a floating rate based on LIBOR. As a result, we are subject to risks relating to changes in market interest rates.

As of December 31, 2018, all of the investments in our portfolio were at floating rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2018 and 2017	F-3
Consolidated Statements of Operations for the Year ended December 31, 2018 and for the Period May 3, 2017 (Commencement of Operations) through December 31, 2017	F-4
Consolidated Statements of Changes in Net Assets for the Year ended December 31, 2018 and for the Period May 3, 2017 (Commencement of Operations) through December 31, 2017	F-5
Consolidated Statements of Cash Flows for the Year ended December 31, 2018 and for the Period May 3, 2017 (Commencement of Operations) through December 31, 2017	F-6
Consolidated Schedules of Investments as of December 31, 2018 and 2017	F-7
Notes to Consolidated Financial Statements	F-11

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Flat Rock Capital Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Flat Rock Capital Corp. and subsidiary (the Company), including the consolidated schedule of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2018, and for the period from May 3, 2017 (commencement of operations) through December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from May 3, 2017 (commencement of operations) through December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2018, and 2017, by correspondence with third party agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

New York, New York

March 13, 2019

KPMG LLP is a Delaware limited liability partnership and the U.S. member firm of the KPMG network of independent member firms affiliated with KPMG International Cooperative (“KPMG International”), a Swiss entity.

Flat Rock Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2018	December 31, 2017
Assets:
Non-controlled investments, at fair value (amortized cost $76,887,587 and $27,416,962, respectively)	$76,193,199	$27,717,744
Cash and cash equivalents	1,179,518	1,244,044
Unrealized appreciation on forward foreign currency contracts	369,812	-
Receivables:
Investment securities sold	-	1,486,885
Paydowns receivable	205,831	12,658
Subscriptions receivable	-	100,000
Due from investment adviser	89,849	520,033
Interest	421,055	60,792
Prepaid expenses and other assets	75,000	-
Total Assets	$78,534,264	$31,142,156

Liabilities:
Credit facility, net	$23,233,011	$-
Payables:
Investment securities purchased	17,946,607	9,735,166
Distributions payable	200,145	110,965
Unrealized depreciation on forward foreign currency contracts	-	38,141
Incentive fee payable	-	-
Accrued other general and administrative expenses	299,394	588,235
Total Liabilities	$41,679,157	$10,472,507

Commitments and contingencies (Note 8)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding	$-	$-
Common Shares, $0.001 par value; 125,000,000 shares authorized; 1,867,233 and 1,032,445 issued and outstanding, respectively	1,867	1,032
Additional paid-in capital	37,367,533	20,488,843
Total distributable earnings	(514,293)	179,774
Total Net Assets	$36,855,107	$20,669,649
Total Liabilities and Net Assets	$78,534,264	$31,142,156
Net Asset Value Per Share	$19.74	$20.02

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Operations

	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$2,369,096	$443,683
Other income	109,431	-
Total investment income from non-controlled, non-affiliated investments	2,478,527	443,683
Total Investment Income	2,478,527	443,683

Expenses:
Management fees	625,782	233,070
Professional fees	452,407	407,946
Incentive fees	-	12,368
Interest and debt financing expenses	180,601	16,017
Other general and administrative expenses	438,738	180,290
Total Expenses	1,697,528	849,691
Less: Management fee waiver (Note 3)	(625,782)	(245,438)
Less: Expense reimbursement (Note 3)	(101,939)	(520,033)
Net expenses	969,807	84,220
Net Investment Income (Loss)	1,508,720	359,463

Realized and Unrealized Gains (Losses) on Investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	252,230	83,372
Foreign currency transactions	(5,814)	(264,336)
Total Net Realized Gains (Losses)	246,416	(180,964)
Net unrealized gains (losses):
Non-controlled, non-affiliated investments	(602,720)	43,070
Foreign currency translation	(395,856)	258,486
Forward foreign currency contracts (Note 2)	407,953	(38,141)
Total Net Unrealized Gains (Losses)	(590,623)	263,415
Total Realized and Unrealized Gains (Losses)	(344,207)	82,451
Net Increase in Net Assets Resulting from Operations	$1,164,513	$441,914
Earnings Per Share - Basic and Diluted	$0.88	$0.84
Weighted Average Shares Outstanding - Basic and Diluted	1,317,698	523,748

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Increase in Net Assets Resulting from Operations:
Net investment income	$1,508,720	$359,463
Net realized gains (losses) on investments and foreign currency transactions	246,416	(180,964)
Net unrealized gains (losses) on investments, foreign currency translations, and foreign currency contracts	(590,623)	263,415
Net Increase in Net Assets Resulting from Operations	1,164,513	441,914

Decrease in Net Assets Resulting from Stockholder Distributions
Net dividends and distributions to stockholders	(1,699,455)	(262,140)
Return of capital	-	(159,125)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(1,699,455)	(421,265)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	17,121,000	20,649,000
Repurchase of common shares	(400,600)	-
Net Increase in Net Assets Resulting from Capital Share Transactions	16,720,400	20,649,000
Total Increase in Net Assets	16,185,458	20,669,649
Net Assets, Beginning of Period	20,669,649	-
Net Assets, End of Period	$36,855,107	$20,669,649

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended	For the Period May 3, 2017 (commencement of operations) through
	December 31, 2018	December 31, 2017

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$1,164,513	$441,914
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in realized gains/losses on investments and foreign currency transactions	(257,595)	(91,151)
Net change in unrealized gains/losses on investments and foreign currency translations	998,576	(300,781)
Net amortization of discount on investments	(40,345)	(13,741)
Net realized gains/losses on amortization	11,179	-
Purchases of investments	(123,016,550)	(65,518,684)
Proceeds from sale of investments	73,829,280	38,206,613
Amortization of deferred financing cost	19,506	-
Changes in operating assets and liabilities:
Investment securities sold	1,486,885	(1,486,885)
Dividends and interest receivable	(360,263)	(60,792)
Receivable due from investment adviser	430,184	(520,033)
Receivable for paydowns	(193,173)	(12,658)
Prepaid expenses and other assets	(75,000)	-
Payable for investments purchased	8,211,441	9,735,166
Unrealized (appreciation)/depreciation on forward foreign currency contracts	(407,953)	38,141
Accrued other general and administrative expenses	(288,841)	588,235
Net cash used in operating activities	(38,488,156)	(18,994,656)
Cash Flows from Financing Activities:
Borrowings on credit facility	36,041,685	-
Payments on credit facility	(12,373,131)	-
Deferred financing costs	(455,049)	-
Distributions paid in cash	(1,610,275)	(310,300)
Subscription receivable	100,000	(100,000)
Proceeds from issuance of common shares	17,121,000	20,649,000
Repurchase of common shares	(400,600)	-
Net cash provided by financing activities	38,423,630	20,238,700
Net increase in cash and cash equivalents	(64,526)	1,244,044
Cash and cash equivalents, beginning of period	1,244,044	-
Cash and cash equivalents, end of period	$1,179,518	$1,244,044

Non-cash financing activities:
Distributions payable	$200,145	$-

Supplemental Information:
Interest paid during the period	$180,601	$16,017

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2018

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Company(3)	Industry	Interest	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AIS HoldCo, LLC(5)	Insurance Services	3M USD L + 5.00% (1% Floor)	8/15/2018	8/15/2025	$3,975,000	$3,975,330	$3,955,125	10.7%
American Dental Partners, Inc.	Healthcare Services	3M USD L + 4.25% (1% Floor)	11/14/2018	8/30/2021	1,000,000	997,564	985,000	2.7%
Bomgar Corporation	Computers & Electronics	3M USD L + 4.00% (1% Floor)	4/17/2018	4/17/2025	2,736,250	2,744,413	2,619,959	7.1%
Canngen Insurance Services, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	15,000,000	14,854,433	14,850,000	40.3%
Coastal Construction Products	Construction & Building	2M USD L + 5.375% (1% Floor)	10/10/2018	9/4/2024	3,995,882	3,947,388	3,955,924	10.7%
Deliver Buyer, Inc.	Capital Equipment	3M USD L + 5.00% (1% Floor)	6/14/2018	5/1/2024	497,475	496,315	486,928	1.3%
Elo Touch Solutions(5)	High Tech Industries	3M USD L + 6.50% (1% Floor)	12/7/2018	12/5/2025	1,000,000	950,000	950,000	2.6%
Envision Healthcare, Inc.	Healthcare Services	1M USD L + 3.75% (1% Floor)	9/28/2018	10/10/2025	2,000,000	1,995,040	1,860,000	5.0%
GI Revelation Acquisition LLC	Business Services	1M USD L + 5.00% (1% Floor)	4/11/2018	4/11/2025	746,873	743,357	743,139	2.0%
Hill International, Inc.	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,477,500	1,471,084	1,473,806	4.0%
Idera, Inc.	Computers & Electronics	1M USD L + 4.50% (1% Floor)	6/29/2017	6/28/2024	1,331,507	1,329,303	1,338,164	3.6%
Isagenix International LLC	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	6/14/2025	2,925,000	2,935,223	2,827,598	7.7%
JP Intermediate Term Loan	Direct Selling	3M USD L + 5.50% (1% Floor)	10/19/2018	11/15/2025	500,000	495,073	495,000	1.3%
Logibec Inc.(4)	Healthcare IT	1M CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	4,563,960	4,686,491	4,518,321	12.3%
MHVC Acquisition Corp (Magnolia/Peraton)	Aerospace and Defense	3M USD L + 5.25% (1% Floor)	9/21/2018	4/28/2024	994,949	989,975	962,614	2.6%
Mills Fleet Farms	Consumer Goods	1M USD L + 6.25% (1% Floor)	10/19/2018	10/19/2024	5,000,000	4,902,388	4,900,000	13.4%
MRO Holdings, Inc.	Transportation	3M USD L + 5.25% (1% Floor)	10/20/2017	10/25/2023	990,000	981,904	990,000	2.7%
Next Level Apparel, Inc.	Consumer Goods	1M USD L + 6.00% (1% Floor)	7/27/2018	7/26/2024	1,987,500	1,968,004	1,967,625	5.3%
NM Z Parent Inc (Zep Inc)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	992,462	981,013	876,642	2.4%
Octave Music Group, Inc.	Broadcasting & Subscription	1M USD L + 4.75% (1% Floor)	10/17/2017	5/28/2021	987,212	992,027	987,212	2.7%
ScribeAmerica (HealthChannels)	Healthcare Services	1M USD L + 4.50% (1% Floor)	10/31/2018	4/3/2025	997,487	987,561	987,513	2.7%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,232	275,136	0.6%
ThreeBridge Solutions Term Loan	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	5,456,700	5,394,248	5,402,133	14.7%
World Insurance Associates, LLC Delayed Draw(5)(7)	Insurance Brokerage	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	332,446	325,366	317,447	0.9%
World Insurance Associates, LLC(5)	Insurance Brokerage	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	2,493,750	2,469,748	2,468,813	6.7%
Total First Lien Senior Secured					$62,259,869	$61,888,480	$61,194,099	166.1%

Total Debt Investments					$62,259,869	$61,888,480	$61,194,099	166.1%

	Yield to	Maturity	Acquisition	Number of	Principal /	Amortized	Fair	Percentage
Company(3)	Maturity	Date	Date	Shares	Par	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	1/3/2019	12/31/2018	15,000,000	$15,000,000	$14,999,107	$14,999,100	40.7%
Total U.S. Government Securities					15,000,000	14,999,107	14,999,100	40.7%

Total Investments					$77,259,869	$76,887,587	$76,193,199	206.7%
Liabilities in Excess of Other Assets							(39,338,092)	(106.7)%
Net assets							$36,855,107	100.0%

Forward foreign currency contracts outstanding as of December 31, 2018 were as follows:

				Unrealized
Currency	Currency		Expiration	Appreciation
Purchased	Sold	Counterparty	Date	(Depreciation)

USD 5,090,981	CAD 6,435,000	Bannockburn Global Forex, LLC	1/31/2019	369,812

CAD Canadian Dollar

USD United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. As of December 31, 2018, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 2.50%, 2.61%, and 2.81%, respectively. As of December 31, 2018, CDOR was 2.25%.

(3)	As of December 31, 2018, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. As of December 31, 2018, 5.60% of the Company’s total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of December 31, 2018.

(6)	As of December 31, 2018, the tax cost of the Company’s investments approximates their amortized cost.

(7)	Of the entire $1,499,837 commitment to World Insurance Associates, LLC Delayed Draw, $1,167,391 was unfunded as of December 31, 2018. As such, no interest is being earned on this investment. The investment is subject to a 0.50% commitment fee (see Note 8 to the consolidated financial statements).

(8)	Security or portion thereof held within FRC Funding I, LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with State Bank and Trust Company (see Note 6 to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Schedule of Investments

As of December 31, 2017

Company(3)	Industry	Interest	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
AP Gaming I, LLC(5)	Entertainment & Leisure	1M USD L + 5.50% (1% Floor)	6/6/2017	2/15/2024	$249,373	$249,373	$249,373	1.2%
Hill International, Inc.	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,492,500	1,485,259	1,485,037	7.2%
Idera, Inc.	Computers & Electronics	1M USD L + 5.00% (1% Floor)	6/27/2017	6/29/2024	841,268	839,933	845,474	4.1%
KeyPoint Government Solutions, Inc.	Federal Services	3M USD L + 6.00% (1% Floor)	8/24/2017	4/30/2022	974,684	965,465	972,247	4.7%
Logibec Inc.(4)	Healthcare IT	1M CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	5,123,523	4,823,203	5,123,523	24.8%
MRO Holdings, Inc.	Transportation	3M USD L + 5.25% (1% Floor)	10/20/2017	10/25/2023	1,000,000	990,062	990,000	4.8%
Octave Music Group, Inc.	Broadcasting & Subscription	1M USD L + 4.75% (1% Floor)	10/17/2017	5/29/2021	997,442	1,004,712	999,936	4.8%
Paradigm Business Solutions, Inc.	Insurance Services	3M USD L+ 4.25% (1% Floor)	10/6/2017	10/4/2024	500,000	498,805	498,750	2.4%
PetVet Care Centers, LLC	Consumer Services	3M USD L + 6.00% (1% Floor)	8/24/2017	3/31/2023	995,000	990,473	990,025	4.8%
Radiology Partners, Inc. Term Loan	Healthcare Services	1M USD L + 5.75% (1% Floor)	11/28/2017	12/4/2023	3,084,000	3,048,343	3,044,867	14.7%
Radiology Partners, Inc. Delayed Draw	Healthcare Services	1M USD L + 5.75% (1% Floor)	11/28/2017	12/4/2023	564,000	564,000	564,000	2.8%
Radiology Partners, Inc. Delayed Draw(7)	Healthcare Services	—	11/28/2017	12/4/2023	—	—	—	0.0%
ThreeBridge Solutions Term Loan	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	4,000,000	3,957,791	3,955,000	19.1%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	—	12/1/2017	6/30/2018	—	—	—	0.0%
Total First Lien Senior Secured					$19,821,790	$19,417,419	$19,718,232	95.4%

Total Debt Investments					19,821,790	19,417,419	19,718,232	95.4%

	Yield to	Maturity	Acquisition	Number of	Principal/	Amortized	Fair	Percentage
Company(3)	Maturity	Date	Date	Shares	Par	Cost (6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	1/4/2018	12/29/2017	8,000,000	8,000,000	7,999,543	7,999,512	38.7%
Total U.S. Government Securities					8,000,000	7,999,543	7,999,512	38.7%

Total Investments					$27,821,790	$27,416,962	$27,717,744	134.1%
Liabilities in Excess of Other Assets							(7,048,095)	(34.1)%
Net assets							$20,669,649	100.0%

Forward foreign currency contracts outstanding as of December 31, 2017 were as follows:

				Unrealized
Currency	Currency		Expiration	Appreciation
Purchased	Sold	Counterparty	Date	(Depreciation)

USD 5,090,981	CAD 6,435,000	Bannockburn Global Forex, LLC	8/1/2018	(38,141)

CAD	Canadian Dollar
USD	United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of December 31, 2017, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 1.56%, 1.62%, and 1.69% respectively. As of December 31, 2017, CDOR was 1.48%.

(3)	As of December 31, 2017, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940.

(5)	Investments or a portion of investments are unsettled as of December 31, 2017.

(6)	As of December 31, 2017, the tax cost of the Company’s investments approximates their amortized cost.

(7)	The entire commitment was unfunded as of December 31, 2017. As such, no interest is being earned on this investment. The investment is subject to a 1% commitment fee (see Note 7 to the financial statements).

The accompanying notes are an integral part of these financial statements.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements

Note 1. Organization

Flat Rock Capital Corp. (the “Company”) is a Maryland corporation formed on March 20, 2017 and commenced operations on May 3, 2017. The Company was formed to primarily make debt investments in senior secured loans of U.S. middle-market companies (“Senior Loans”). The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company  has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and has elected to be treated as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements. The Company’s investment objective is the preservation of capital while generating current income from its debt investments and seeking to maximize the portfolio’s total return.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company is an investment company, and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies.

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

Investments for which market quotations are readily available are valued at such market quotations.

Most of the Company’s investments are not traded on a national securities exchange and do not have the benefit of market quotations or other pricing data from such an exchange. With respect to investments for which pricing data is not readily available or when such pricing data is deemed not to represent fair value, the Board has approved a multi-step valuation process each quarter, as described below:

1.	each portfolio company or investment is valued by Flat Rock Global, potentially with information received from one or more independent valuation firms engaged by the Company;

2.	an independent valuation firm conducts independent valuations and makes an independent assessment of the value of each investment on a rotating basis so that each investment is valued at least twice annually;

3.	the valuation committee of the Board reviews and discusses the preliminary valuation prepared by Flat Rock Global and that of the independent valuation firm; and

4.	the Board discusses the valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of Flat Rock Global, an independent valuation firm and the valuation committee.

Investments are be valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that may be taken into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

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

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the year ended December 31, 2018, the Company utilized forward foreign currency contracts to hedge its foreign currency exposure.

The following table provides quantitative disclosures about fair values of, and unrealized appreciation (depreciation) on, the Company’s derivative instruments as of and for the year ended December 31, 2018, grouped by contract type and risk exposure category.

Derivatives

Forward Contracts	Unrealized appreciation (depreciation) on forward foreign currency contracts	$369,812
Derivative Assets		$369,812

The following table lists the amount of change in unrealized appreciation (depreciation) included in net increase (decrease) in net assets resulting from operations during the year ended December 31, 2018, grouped by contract type and risk exposure.

Derivative Type	Statement of Operation Location	Foreign Currency Contracts	Total

Forward Contracts	Net change in unrealized gains (losses) from forward foreign currency contracts	$407,953	$407,953
		$407,953	$407,953

During the year ended December 31, 2018, the Company’s quarterly average volume of derivatives is as follows:

Forward Foreign Currency Contracts - Payable (Value at Trade Date)

$ (5,090,981)

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

In August 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815. The FASB’s objectives in issuing ASU 2017-12 are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective on fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and does not believe they would have a material impact on the Company’s consolidated financial statements and disclosures.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”), which makes minor changes to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Adoption of this standard had no impact on the Company’s consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In August 2018, the Securities and Exchange Commission issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which in part amends certain disclosure requirements of Regulation S-X that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP, or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The effective date for these disclosures is November 5, 2018. Management has adopted this standard and all appropriate disclosures have been incorporated within the Company’s consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on December 31, 2018, acquired $15,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global, all of which were waived by Flat Rock Global. For the year ended December 31, 2018, the Company incurred management fees of $625,782, all of which were waived by Flat Rock Global. For the period May 3, 2017 (commencement of operations) through December 31, 2017, the Company incurred management fees of $233,070, all of which were waived by Flat Rock Global.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 15% of the Company’s pre-incentive fee net investment income for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.5% (6.0% annualized), subject to a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre- incentive fee net investment income is payable except to the extent that 15.0% of the cumulative net increase in net assets resulting from operations for the prior twelve quarters exceeds the cumulative incentive fees accrued and/or paid for the prior twelve quarters. In other words, any subordinated incentive fee on income that is payable in a calendar quarter is limited to the lesser of (i) 15.0% of the amount by which the Company’s pre- incentive fee net investment income for such calendar quarter that exceeds the 1.5% hurdle, subject to the “catch-up” provision and (ii) (x) 15.0% of the cumulative net increase in net assets resulting from operations for the prior twelve quarters minus (y) the cumulative incentive fees accrued and/or paid for the prior twelve quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses since inception.

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

For the year ended December 31, 2018 and for the period May 3, 2017 (commencement of operations) through December 31, 2017, the Company did not incur subordinated incentive fees on income.

The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Flat Rock Global if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though Flat Rock Global is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the year ended December 31, 2018, the Company did not accrue capital gains incentive fees. For the period May 3, 2017 (commencement of operations) through December 31, 2017, the Company accrued capital gains incentive fees of $12,368. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

Administration Agreement

The Company entered into an administration agreement with Flat Rock Global to serve as its Administrator. Pursuant to the administration agreement, Flat Rock Global provides the Company with services such as accounting, financial reporting, legal and compliance support and investor relations support necessary for the Company to operate or has engaged a third-party firm to perform some or all of these functions. The Company does not pay Flat Rock Global any fees pursuant to the Administration Agreement. The Company reimburses Flat Rock Global for administrative expenses it incurs as a result of providing these services. Beginning on May 3, 2017, Flat Rock Global agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the year ended December 31, 2018, the reimbursement totaled $101,939, which consisted of audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the period May 3, 2017 (commencement of operations) through December 31, 2017, the reimbursement totaled $520,033. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$61,888,480	$61,194,099	$19,417,419	$19,718,232
U.S. Government Securities	14,999,107	14,999,100	7,999,543	7,999,512
	76,887,587	76,193,199	27,416,962	27,717,744
Forward foreign currency contracts	-	369,812	-	(38,141)
Total Investments	$76,887,587	$76,563,011	$27,416,962	$27,679,603

As of December 31, 2018, approximately 6.10% of the investment portfolio at amortized cost and 5.93% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Canada. Such investments are not qualifying assets as defined by Section 55(a) of the Investment Company Act of 1940.

The industry composition of investments based on fair value as of December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017

Insurance Services	24.6%	1.8%
U.S. Government Securities	19.6%	28.9%
Consumer Goods	9.0%	0.0%
IT Implementation	7.4%	14.3%
Healthcare IT	5.9%	18.5%
Computers & Electronics	5.2%	3.0%
Construction & Building	5.2%	0.0%
Healthcare Services	5.0%	13.0%
Direct Selling	4.3%	0.0%
Insurance Brokerage	3.6%	0.0%
Business Services	2.9%	5.3%
Transportation	1.3%	3.6%
Broadcasting & Subscription	1.3%	3.6%
Aerospace and Defense	1.3%	0.0%
High Tech Industries	1.2%	0.0%
Chemicals & Allied Products	1.1%	0.0%
Capital Equipment	0.6%	0.0%
Forward Foreign Currency Contracts	0.5%	0.0%*
Consumer Services	0.0%	3.6%
Federal Services	0.0%	3.5%
Entertainment & Leisure	0.0%	0.9%
Total	100.0%	100.0%

* Less than 0.5%.

The geographic composition of investments based on fair value as of December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017

United States:
West	27.0%	17.4%
U.S. Government Securities	19.7%	28.9%
Northeast	14.4%	12.5%
Midwest	13.9%	16.1%
Southeast	12.1%	3.6%
South	7.0%	3.0%
Canada	5.9%	18.5%
Total	100.0%	100.0%

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

There were no transfers between levels during the period.

The following table presents the fair value hierarchy of investments as of December 31, 2018 and 2017:

	Fair Value Hierarchy as of December 31, 2018
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$-	$61,194,099	$61,194,099
U.S. Government Securities	-	14,999,100	-	14,999,100
Forward foreign currency contracts	-	369,812	-	369,812
Total Investments	$-	$15,368,912	$61,194,099	$76,563,011

	Fair Value Hierarchy as of December 31, 2017
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$-	$19,718,232	$19,718,232
U.S. Government Securities	-	7,999,512	-	7,999,512
Forward foreign currency contracts	-	(38,141)	-	(38,141)
Total Investments	$-	$7,961,371	$19,718,232	$27,679,603

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2018 and for the period May 3, 2017 (commencement of operations) through December 31, 2017:

First-lien senior secured debt	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Fair value, beginning of period	$19,718,232	$-
Purchases of investments, net	87,520,229	36,523,548
Proceeds from sales and paydowns	(45,086,107)	(17,119,869)
Net change in unrealized gain (loss)	(998,600)	300,812
Net amortization of discount on investments	40,345	13,741
Transfers into (out of) Level 3	-	-
Fair value, end of period	$61,194,099	$19,718,232

The following table presents the net change in unrealized gains/(losses) relating to these Level 3 assets that were still held by the Company for the year ended December 31, 2018 and for the period May 3, 2017 (commencement of operations) through December 31, 2017:

Net Change in Unrealized Gain (Loss)	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017

First-lien senior secured debt	$(992,391)	$301,587

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve–month EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2018, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of an investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2018, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2018 and 2017. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2018
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
First-lien senior secured debt	$37,072,165	Recent transaction	Transaction price	95.00 - 99.5 (98.5)
First-lien senior secured debt	24,121,934	Market & income approach	EBITDA multiple	7.8x - 10.2x (8.99)
	$61,194,099		Discount rate	6.75% - 8.75% (7.79%)

	As of December 31, 2017
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
First-lien senior secured debt	$10,301,926	Recent transaction	Transaction price	99.00-100.25 (99.18)
First-lien senior secured debt	9,416,306	Market & income approach	EBITDA multiple	6.5x - 12.5x (9.99x)
	$19,718,232		Revenue multiple	1.5x
			Discount rate	6.50% - 8.25% (7.41%)
			Broker quote	99.75

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2018, the Company’s asset coverage was 250%.

On October 12, 2018, the Company, through a special purpose wholly-owned subsidiary, FRC Funding I, LLC (“FRC Funding” and together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“Lenders”), State Bank and Trust Company as the administrative agent (“State Bank”) and Alostar Capital Finance (“Alostar”), as Lead Arranger and Bookrunner, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit. The Loan Agreement is effective as of October 12, 2018.

The Loan Agreement provides for an initial $20.0 million in Revolver Commitments (as defined in the Loan Agreement) to be available at closing that the Company can draw down and repay for three years, subject to borrowing base eligibility. The Loan Agreement matures at the earliest of (a) the date that is four (4) years from closing, (b) the date on which FRC Funding terminates the Revolver Commitments pursuant to the Loan Agreement; or (c) the date on which the Revolver Commitments are terminated pursuant to certain events of default under the Loan Agreement; and the Scheduled Revolving Period End Date (as defined in the Loan Agreement) is three years from closing. On December 10, 2018, the Loan Agreement was amended to add Hitachi Capital America Corp. to the definition of “Lenders” and to amend the definition of “Revolver Commitments” to increase the aggregate amount available to the Borrowers under the Revolver Commitments to $30 million, beginning with the effective date of the Amendment.

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$30,000,000	$23,668,554	$576,091	$23,233,011
Total debt	$30,000,000	$23,668,554	$576,091	$23,233,011

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Company’s Credit Facility is presented net of deferred financing costs of $0.4 million.

Average debt outstanding during the period October 12, 2018 (inception of Loan Agreement) through December 31, 2018 was $12.7 million.

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

For the year ended December 31, 2018, the components of interest expense were as follows:

December 31, 2018

Interest expense	$150,100
Amortization of debt issuance costs	19,508
Total interest expense	$169,608
Average interest rate	5.23%
Unamortized deferred financing costs, revolving credit facility	$435,543

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

Note 7. Share Transactions

Offering Proceeds

During the year ended December 31, 2018, the Company issued and sold 854,788 shares of its common stock at an aggregate purchase price of $17,121,000.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2018:

Declaration	Record	Distribution	Payment	Distribution
Date	Date	Per Share	Date	Payment
1/26/2018	1/26/2018	$0.108	2/6/2018	$111,504
2/26/2018	2/26/2018	0.108	3/6/2018	113,258
3/26/2018	3/26/2018	0.108	4/6/2018	113,554
4/26/2018	4/26/2018	0.108	5/6/2018	115,928
5/26/2018	5/26/2018	0.108	6/6/2018	117,518
6/26/2018	6/26/2018	0.108	7/6/2018	122,506
7/26/2018	7/26/2018	0.108	8/6/2018	135,436
8/26/2018	8/26/2018	0.108	9/6/2018	136,430
9/26/2018	9/26/2018	0.108	10/6/2018	148,211
10/26/2018	10/26/2018	0.108	11/6/2018	187,125
11/26/2018	11/26/2018	0.108	12/6/2018	197,860
11/13/2018	12/26/2018	0.108	1/7/2019	200,125
				$1,699,455

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

On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, assuming the Company complies with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to the Company will be decreased from 200% to 150%, effective May 30, 2019. In order to comply with the requirement that the Company extend, within twelve months from May 30, 2018, to each of the Company’s stockholders as of May 30, 2018, the opportunity to sell the securities held by that stockholder as of that date, the Company filed a tender offer on June 27, 2018 offering to repurchase up to 283,529 shares of the Company’s issued and outstanding common stock, at a price equal to the net asset value per share on July 26, 2018. The tender offer represented 25% of the total issued and outstanding shares of common stock as of May 30, 2018. The tender offer expired at 11:59 P.M., Central Time, on July 26, 2018 (the “Expiration Date”). As of the Expiration Date, 20,000 shares of the Company’s common stock were validly tendered and not withdrawn pursuant to the tender offer. In accordance with the terms of the tender offer, the Company purchased all 20,000 shares of its common stock validly tendered and not withdrawn at a price equal to $20.03 per share for an aggregate purchase price of approximately $400,600.

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

On September 12, 2018, following approval from the Board, the Company filed a third tender offer to repurchase up to 343,089 shares of the Company’s issued and outstanding common stock, which represented 25% of the issued and outstanding shares of our common stock as of September 11, 2018. The third tender offer expired at 11:59 P.M., Central Time, on October 12, 2018 (the “Third Offer Expiration Date”). As of the Third Offer Expiration Date, no shares of the Company’s common stock were validly tendered and not withdrawn pursuant to the third tender offer. In accordance with the terms of the third tender offer, the Company did not purchase any shares of its common stock pursuant to the third tender offer.

On October 24, 2018, following approval from the Board, the Company filed a fourth tender offer to repurchase up to 433,109 shares of the Company’s issued and outstanding common stock, which represented 25% of the total issued and outstanding shares of our common stock as of October 23, 2018. The fourth tender offer expired at 11:59 P.M., Central Time, on December 4, 2018 (the “Fourth Offer Expiration Date”). As of the Fourth Offer Expiration Date, no shares of the Company’s common stock were validly tendered and not withdrawn pursuant to the fourth tender offer. In accordance with the terms of the fourth tender offer, the Company did not purchase any shares of its common stock pursuant to the fourth tender offer.

Note 8. Commitments and Contingencies

The Company had an aggregate of $1,167,391 of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of December 31, 2018. Such commitments are generally up to the Company’s discretion to approve, or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s statement of assets and liabilities and are not reflected in the Company’s statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2018 is shown in the table below:

As of
December 31, 2018

World Insurance Associates, LLC	$1,167,391
Total unfunded commitments	$1,167,391

A summary of the composition of the unfunded commitments as of December 31, 2017 is shown in the table below:

As of
December 31, 2017

Radiology Partners, Inc.	351,133
ThreeBridge Solutions	500,000
Total unfunded commitments	$851,133

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2018, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2018 and for the period May 3, 2017 (commencement of operations) through December 31, 2017:

	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017

Increase in net assets resulting from operations	$1,164,513	$441,914
Weighted average shares of common stock outstanding - basic and diluted	1,317,698	523,748
Earnings per common share - basic and diluted	$0.88	$0.84

Note 10. Income Taxes

The Company intends to elect to be treated as a RIC under the Internal Revenue Code (“Code”) for its taxable year end December 31, 2018. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2018). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The permanent differences due to reclassifications of the funds distributions for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017

Increase (decrease) in distributable earnings	$(159,125)	$-
Increase (decrease) in capital in excess of par value	$159,125	$-

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2018:

	Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Net increase (decrease) in net assets resulting from operations	$1,164,513	$441,914
Net change in unrealized appreciation (depreciation) from investments	590,623	(263,415)
Net realized losses	-	-
Other book tax differences	149,467	83,641
Taxable income before deductions for distributions	$1,904,603	$262,140

	Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Distributions paid from:
Ordinary income	$1,699,455	$262,140
Capital gains	—	—
Return of Capital	—	159,125
Total	$1,699,455	$421,265

As of December 31, 2018, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Undistributed net investment income (loss)	$136,522	$(83,641)
Undistributed capital gains	246,350	—
Capital loss carryforward	—	—
Other accumulated gain (loss)	(200,145)	83,641
Net unrealized appreciation	(697,020)	263,415
Total	$(514,293)	$263,415

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2018, the Company had no capital loss carryforwards.

As of December 31, 2018, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

December 31, 2018
Tax cost	$76,887,587
Gross unrealized appreciation	42,841
Gross unrealized depreciation	(739,861)
Net unrealized appreciation/(depreciation) on investments	$(697,020)

The Company adopted Financial Accounting Standards Board ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) as of December 31, 2018. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2018, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal,New York State, and New York City. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 11. Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the year ended December 31, 2018 and for the period May 3, 2017 (commencement of operations) through December 31, 2017:

	For the Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.02	$-

Results of Operations:
Net Investment Income(1)	1.15	0.69
Net Realized and Unrealized Gain (Loss) on Investments(1)	(0.13)	(0.13)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.02	0.56

Distributions to Common Stockholders
Distributions from Net Investment Income	(1.30)	(0.34)
Return of Capital	-	(0.20)
Net Decrease in Net Assets Resulting from Distributions	(1.30)	(0.54)

Capital Share Transactions
Issuance of Common Stock	-	20.00
Net Increase (Decrease) Resulting from Capital Share Transactions	-	20.00
Net Asset Value, End of Period	$19.74	$20.02

Shares Outstanding, End of Period	1,867,233	1,032,445

Ratio/Supplemental Data
Net assets, end of period	$36,855,107	$20,669,649
Weighted-average shares outstanding	1,317,698	523,748
Total Return(3)	5.07%	2.80%
Portfolio turnover	136.5%	156.3%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	6.15%	11.95%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	3.52%	1.18%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	2.84%	(5.71%)
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	5.47%	5.06%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Includes interest expense which is not subject to reimbursement by Flat Rock Global.

Note 12. Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

Investment income	$415,523	$439,548	$613,700	$1,009,756
Net expenses	145,498	177,737	276,045	370,527
Net investment income (loss)	270,025	261,811	337,655	639,229
Net realized gain (loss) on investments, and foreign currency transactions	36,834	44,305	87,506	77,771
Net unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	41,998	51,627	(3,008)	(681,240)
Increase (decrease) in net assets resulting from operations	$348,857	$357,743	$422,153	$35,760
Net asset value per share as of the end of the quarter	$20.03	$20.03	$20.03	$19.74

	For the Three Months Ended
	June 30, 2017*	September 30, 2017	December 31, 2017

Investment income	$685	$113,255	$329,743
Net expenses	480	36,753	46,987
Net investment income (loss)	205	76,502	282,756
Net realized gain (loss) on investments, and foreign currency transactions	-	(266,658)	85,694
Net unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	362	289,381	(26,328)
Increase (decrease) in net assets resulting from operations	$567	$99,225	$342,122
Net asset value per share as of the end of the quarter	$20.00	$20.00	$20.02

* Commenced operations on May 3, 2017.

Note 13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein.

There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

Issuance of Common Stock

On January 29, 2019, the Company issued and sold 68,088 shares of its common stock at an aggregate purchase price of $1,344,950. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On February 28, 2019, the Company issued and sold 43,407 shares of its common stock at an aggregate purchase price of $859,900. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Distributions

On November 13, 2018, the Company declared a distribution of $0.108 per share, or $201,682, which was paid on February 6, 2019.

On November 13, 2018, the Company declared a distribution of $0.108 per share, or $209,035, which was paid on March 6, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets and Liabilities as of December 31, 2018 and 2017	F-3
Statements of Operations for the Year Ended December 31, 2018 and for the Period May 3, 2017 (Commencement of Operations) through December 31, 2017	F-4
Statements of Changes in Net Assets for the Year Ended December 31, 2018 and for the Period May 3, 2017 (Commencement of Operations) through December 31, 2017	F-5
Statements of Cash Flows for the Year Ended December 31, 2018 and for the Period May 3, 2017 (Commencement of Operations) through December 31, 2017	F-6
Schedules of Investments as of December 31, 2018 and 2017	F-7
Notes to Consolidated Financial Statements	F-11

(b) EXHIBITS

3.1	Articles of Incorporation of Flat Rock Capital Corp. (Incorporated by reference to the initial filing of the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on March 24, 2017.)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

3.3	Bylaws (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 1, 2017.)

4.1	Form of Subscription Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.1	Investment Advisory Agreement by and between Flat Rock Capital Corp. and Flat Rock Global, LLC, dated May 16, 2017 (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 19, 2017.)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)

10.3	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.4	Custody Agreement by and between Flat Rock Capital Corp. and U.S. Bank National Association, dated May 3, 2017 (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 1, 2017.)

10.5	Custody Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017.)

10.6	Loan and Security Agreement among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Lenders party thereto, and State Bank and Trust Company as agent for the Lenders, dated October 12, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2018.)

10.7	First Amendment to Loan and Security Agreement by and among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Existing Lender party thereto, State Bank and Trust Company as agent for the Lenders and Hitachi Capital America Corp. as a New Lender, dated December 10, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2018.)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018.)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Registrant has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAT ROCK CAPITAL CORP.

Dated: March 13, 2019	By:	/s/ Robert K. Grunewald
Robert K. Grunewald
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2019	By:	/s/ Robert K. Grunewald
Robert K. Grunewald
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 13, 2019	By:	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: March 13, 2019	By:	/s/ R. Scott Coolidge
R. Scott Coolidge
Director

Dated: March 13, 2019	By:	/s/ Michael L. Schwarz
Michael L. Schwarz
Director