Form 10-Q
period 2019-03-31
Flat Rock Capital Corp.
filed 2019-05-15
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 13, 2019, the registrant had 2,053,027 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Flat Rock Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2019 (Unaudited)	December 31, 2018
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $87,046,908 and $76,887,587, respectively)	$86,372,206	$76,193,199
Cash and cash equivalents	1,535,876	1,179,518
Unrealized appreciation on forward foreign currency contracts	-	369,812
Receivables:
Receivable for sales of investments	4,963,750	-
Receivable for paydowns of investments	205,153	205,831
Due from investment adviser	-	89,849
Interest receivable	220,715	421,055
Prepaid expenses and other assets	75,000	75,000
Total Assets	$93,372,700	$78,534,264

Liabilities:
Credit facility, net	$28,906,939	$23,233,011
Payables:
Payable for investments purchased	23,683,976	17,946,607
Distributions payable	213,723	200,145
Due to affiliate	24,545	-
Unrealized depreciation on forward foreign currency exchange contracts	109,866	-
Management fee payable	249,042	-
Accrued other general and administrative expenses	159,851	299,394
Total Liabilities	$53,347,942	$41,679,157

Commitments and contingencies (see Note 8)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding as of March 31, 2019, and December 31, 2018	$-	$-
Common Shares, $0.001 par value; 125,000,000 shares authorized; 2,024,555 issued and outstanding as of March 31, 2019, and 1,867,420 issued and outstanding as of December 31, 2018	2,025	1,867
Additional paid-in capital	40,472,225	37,367,533
Total distributable earnings	(449,492)	(514,293)
Total Net Assets	$40,024,758	$36,855,107
Total Liabilities and Net Assets	$93,372,700	$78,534,264
Net Asset Value Per Share	$19.77	$19.74

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,437,288	$412,247
Other income	125,292	3,497
Total investment income from non-controlled, non-affiliated investments	1,562,580	415,744
Total Investment Income	1,562,580	415,744

Expenses:
Management fees	291,417	108,870
Professional fees	61,644	94,448
Interest and debt financing expenses	407,411	-
Other general and administrative expenses	98,486	83,901
Total Expenses	858,958	287,219
Less: Management fee waiver (Note 3)	(42,375)	(108,870)
Less: Expense reimbursement (Note 3)	-	(32,852)
Net expenses	816,583	145,497
Net Investment Income (Loss)	745,997	270,247

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	56,833	37,543
Forward foreign currency exchange contracts and foreign currency transactions	350,650	(708)
Total net realized gains (losses)	407,483	36,835
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(87,439)	45,205
Foreign currency translation	102,878	(132,676)
Forward foreign currency exchange contracts (Note 2)	(479,679)	129,341
Total net change in unrealized gains (losses)	(464,240)	41,870
Total realized and unrealized gains (losses)	(56,757)	78,705
Net Increase in Net Assets Resulting from Operations	$689,240	$348,952

Per Common Share Data:

Basic and diluted net investment income per common share	$0.39	$0.26
Basic and diluted net increase in net assets resulting from operations	$0.36	$0.33
Weighted Average Common Shares Outstanding - Basic and Diluted	1,931,100	1,045,338

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Increase in Net Assets Resulting from Operations:
Net investment income (loss)	$745,997	$270,247
Net realized gains (losses) on investments and foreign currency transactions	407,483	36,835
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency contracts	(464,240)	41,870
Net Increase in Net Assets Resulting from Operations	689,240	348,952

Decrease in Net Assets Resulting from Stockholder Distributions
Net dividends and distributions to stockholders	(624,439)	(338,316)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(624,439)	(338,316)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	3,104,850	820,000
Net Increase in Net Assets Resulting from Capital Share Transactions	3,104,850	820,000
Total Increase in Net Assets	3,169,651	830,636
Net Assets, Beginning of Period	36,855,107	20,669,649
Net Assets, End of Period	$40,024,758	$21,500,285
Net asset value per share	$19.77	$20.03
Common stock outstanding at the end of the period	2,024,555	1,073,404

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$689,240	$348,952
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gains/losses on investments and foreign currency transactions	(407,483)	(36,835)
Net change in unrealized gains/losses on investments and foreign currency translations	(15,439)	87,471
Net accretion of discount on investments	(22,492)	(7,186)
Purchases of investments	(34,874,630)	(15,824,181)
Proceeds from sale of investments	25,141,037	14,547,841
Amortization of deferred financing cost	28,467	-
Changes in operating assets and liabilities:
Receivable for sales of investments	(4,963,750)	(1,132,147)
Interest receivable	200,340	(4,213)
Due from investment adviser	89,849	487,181
Receivable for paydowns of investments	678	12,658
Payable to affiliate	24,545	-
Payable for investments purchased	5,737,369	1,484,403
Management fees payable	249,042	-
Unrealized (appreciation)/depreciation on forward foreign currency contracts	479,678	(129,341)
Accrued other general and administrative expenses	(139,543)	(341,749)
Net cash used in operating activities	(7,783,092)	(507,146)
Cash Flows from Financing Activities:
Borrowings on credit facility	7,523,856	-
Payments on credit facility	(1,902,786)	-
Deferred financing costs	24,391	-
Distributions paid in cash	(610,861)	(335,727)
Subscription receivable	-	100,000
Proceeds from issuance of common shares	3,104,850	820,000
Net cash provided by financing activities	8,139,450	584,273
Net increase in cash and cash equivalents	356,358	77,127
Cash and cash equivalents, beginning of period	1,179,518	1,244,044
Cash and cash equivalents, end of period	$1,535,876	$1,321,171

Non-cash financing activities:
Distributions payable	$213,723	$113,554

Supplemental Information:
Interest paid during the period	$407,411	$-

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of March 31, 2019

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
AIS HoldCo, LLC	Insurance Services	3M USD L + 5.00% (1% Floor)	8/15/2018	8/15/2025	$3,950,000	$3,950,578	$3,851,250	9.6%
American Dental Partners, Inc.	Healthcare Services	3M USD L + 4.25% (1% Floor)	11/14/2018	8/30/2021	997,500	995,006	986,328	2.5%
Bomgar Corporation	Computers & Electronics	3M USD L + 4.00% (1% Floor)	4/17/2018	4/17/2025	2,729,375	2,737,073	2,693,074	6.7%
Broder Bros Co.	Wholesale	1M USD L + 8.50% (1% Floor)	1/30/2019	12/2/2022	1,989,744	1,989,744	1,989,744	5.0%
Canngen Insurance Services, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	15,000,000	14,866,143	14,850,000	37.0%
Ceva Logistics Finance B.V.(4)(5)	Transportation: Cargo	1M USD L + 5.00% (1% Floor)	2/22/2019	8/4/2025	3,000,000	2,910,000	2,896,800	7.2%
Coastal Construction Products	Construction & Building	2M USD L + 5.375% (1% Floor)	10/10/2018	9/4/2024	3,991,765	3,945,232	3,959,032	9.9%
ConvergeOne, Inc.(5)	Telecommunications	1M USD L + 5.00% (1% Floor)	3/7/2019	3/31/2026	1,000,000	960,000	955,600	2.4%
Deliver Buyer, Inc.	Capital Equipment	3M USD L + 5.00% (1% Floor)	6/14/2018	5/1/2024	496,212	495,172	490,655	1.2%
Elo Touch Solutions	High Tech Industries	3M USD L + 6.50% (1% Floor)	12/7/2018	12/5/2025	987,500	939,324	982,563	2.5%
Envision Healthcare, Inc.	Healthcare Services	1M USD L + 3.75% (1% Floor)	9/28/2018	10/10/2025	1,995,000	1,990,627	1,863,729	4.7%
Epic Pipeline Company	Energy: Oil & Gas	1M USD L+ 5.00% (1% Floor)	2/21/2019	2/6/2026	2,000,000	1,960,585	1,974,400	4.9%
GI Revelation Acquisition LLC	Business Services	1M USD L + 5.00% (1% Floor)	4/11/2018	4/11/2025	744,997	741,596	728,234	1.8%
Hill International, Inc.	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,473,750	1,467,635	1,470,066	3.7%
Idera, Inc.	Computers & Electronics	1M USD L + 4.50% (1% Floor)	6/29/2017	6/28/2024	1,328,127	1,325,456	1,323,745	3.3%
Isagenix International LLC	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	4/25/2025	2,887,500	2,897,268	2,598,750	6.5%
JP Intermediate Term Loan	Direct Selling	3M USD L + 5.50% (1% Floor)	10/19/2018	11/15/2025	493,750	489,136	462,496	1.2%
Logibec Inc.(4)	Healthcare IT	1M CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	4,663,794	4,683,937	4,663,794	11.7%
MHVC Acquisition Corp (Magnolia/Peraton)	Aerospace and Defense	3M USD L + 5.25% (1% Floor)	9/21/2018	4/28/2024	992,424	987,462	952,727	2.4%
Millennium Trust Company	Banking, Finance, Insurance & Real Estate	1M USD L+ 5.00% (1% Floor)	2/27/2019	3/27/2026	1,000,000	980,000	984,400	2.5%
Mills Fleet Farms	Consumer Goods	1M USD L + 6.25% (1% Floor)	10/19/2018	10/19/2024	4,987,500	4,893,319	4,969,046	12.4%
MRO Holdings, Inc.	Transportation	3M USD L + 5.25% (1% Floor)	10/20/2017	10/25/2023	987,500	979,891	985,624	2.5%
Next Level Apparel, Inc.	Consumer Goods	1M USD L + 6.00% (1% Floor)	7/27/2018	7/26/2024	1,975,000	1,955,984	1,940,438	4.8%
NM Z Parent Inc (Zep Inc)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	989,950	978,946	861,256	2.2%
Octave Music Group, Inc.	Broadcasting & Subscription	1M USD L + 4.75% (1% Floor)	10/17/2017	5/28/2021	984,655	989,039	979,731	2.4%
Revere Power, LLC(5)	Energy: Electricity	1M USD L + 4.25% (1% Floor)	2/1/2019	1/30/2026	1,000,000	985,000	985,000	2.5%
ScribeAmerica (HealthChannels)	Healthcare Services	1M USD L + 4.50% (1% Floor)	10/31/2018	4/3/2025	994,975	985,284	980,050	2.4%
ThreeBridge Solutions Delayed Draw	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,403	277,916	0.7%
ThreeBridge Solutions Term Loan	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	5,456,700	5,397,384	5,456,700	13.6%
Tivity Health, Inc.(5)	Healthcare & Pharmaceuticals	1M USD L + 5.25% (1% Floor)	3/7/2019	3/5/2026	992,771	967,952	971,228	2.4%
Travelport Finance Limited(4)	Transportation: Cargo	1M USD L + 5.00% (1% Floor)	3/18/2019	3/13/2026	3,000,000	2,940,000	2,913,900	7.3%
World Insurance Associates, LLC Delayed Draw(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	1,218,399	1,211,680	1,201,356	3.0%
World Insurance Associates, LLC	Banking, Finance, Insurance & Real Estate	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	3,206,601	3,176,972	3,174,535	7.9%
Total First Lien Senior Secured					$77,793,405	$77,048,828	$76,374,167	190.8%

Total Debt Investments					$77,793,405	$77,048,828	$76,374,167	190.8%

	Yield	Maturity	Acquisition	Number of	Principal /	Amortized	Fair	Percentage
Security(3)	to Maturity	Date	Date	Shares	Par	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	4/4/2019	3/29/2019	10,000,000	$10,000,000	$9,998,080	$9,998,039	25.0%
Total U.S. Government Securities					10,000,000	9,998,080	9,998,039	25.0%

Total Investments					$87,793,405	$87,046,908	$86,372,206	215.8%
Liabilities in Excess of Other Assets							(46,347,448)	(115.8)%
Net assets							$40,024,758	100.0%

Forward foreign currency exchange contracts outstanding as of March 31, 2019 were as follows:

Currency Purchased		Currency Sold		Counterparty	Expiration Date	Unrealized Appreciation (Depreciation)
USD	4,740,331	CAD	6,435,000	Bannockburn Global Forex, LLC	12/31/2019	(109,866)

CAD	Canadian Dollar
USD	United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of March 31, 2019, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 2.49%, 2.56%, and 2.60%, respectively. As of March 31, 2019, CDOR was 2.13%.

(3)	As of March 31, 2019, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. As of March 31, 2019, 12.26% of the Company’s total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of March 31, 2019.

(6)	As of March 31, 2019, the tax cost of the Company’s investments approximates their amortized cost.

(7)	Of the entire $1,704,269 commitment to World Insurance Associates, LLC Delayed Draw, $485,870 was unfunded as of March 31, 2019. As such, no interest is being earned on this investment. The investment is subject to a 0.50% commitment fee (see Note 8 to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2018

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
AIS HoldCo, LLC(5)	Insurance Services	3M USD L + 5.00% (1% Floor)	8/15/2018	8/15/2025	$3,975,000	$3,975,330	$3,955,125	10.7%
American Dental Partners, Inc.	Healthcare Services	3M USD L + 4.25% (1% Floor)	11/14/2018	8/30/2021	1,000,000	997,564	985,000	2.7%
Bomgar Corporation	Computers & Electronics	3M USD L + 4.00% (1% Floor)	4/17/2018	4/17/2025	2,736,250	2,744,413	2,619,959	7.1%
Canngen Insurance Services, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	15,000,000	14,854,433	14,850,000	40.3%
Coastal Construction Products	Construction & Building	2M USD L + 5.375% (1% Floor)	10/10/2018	9/4/2024	3,995,882	3,947,388	3,955,924	10.7%
Deliver Buyer, Inc.	Capital Equipment	3M USD L + 5.00% (1% Floor)	6/14/2018	5/1/2024	497,475	496,315	486,928	1.3%
Elo Touch Solutions(5)	High Tech Industries	3M USD L + 6.50% (1% Floor)	12/7/2018	12/5/2025	1,000,000	950,000	950,000	2.6%
Envision Healthcare, Inc.	Healthcare Services	1M USD L + 3.75% (1% Floor)	9/28/2018	10/10/2025	2,000,000	1,995,040	1,860,000	5.0%
GI Revelation Acquisition LLC	Business Services	1M USD L + 5.00% (1% Floor)	4/11/2018	4/11/2025	746,873	743,357	743,139	2.0%
Hill International, Inc.	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,477,500	1,471,084	1,473,806	4.0%
Idera, Inc.	Computers & Electronics	1M USD L + 4.50% (1% Floor)	6/29/2017	6/28/2024	1,331,507	1,329,303	1,338,164	3.6%
Isagenix International LLC	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	6/14/2025	2,925,000	2,935,223	2,827,598	7.7%
JP Intermediate Term Loan	Direct Selling	3M USD L + 5.50% (1% Floor)	10/19/2018	11/15/2025	500,000	495,073	495,000	1.3%
Logibec Inc.(4)	Healthcare IT	1M CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	4,563,960	4,686,491	4,518,321	12.3%
MHVC Acquisition Corp (Magnolia/Peraton)	Aerospace and Defense	3M USD L + 5.25% (1% Floor)	9/21/2018	4/28/2024	994,949	989,975	962,614	2.6%
Mills Fleet Farms	Consumer Goods	1M USD L + 6.25% (1% Floor)	10/19/2018	10/19/2024	5,000,000	4,902,388	4,900,000	13.4%
MRO Holdings, Inc.	Transportation	3M USD L + 5.25% (1% Floor)	10/20/2017	10/25/2023	990,000	981,904	990,000	2.7%
Next Level Apparel, Inc.	Consumer Goods	1M USD L + 6.00% (1% Floor)	7/27/2018	7/26/2024	1,987,500	1,968,004	1,967,625	5.3%
NM Z Parent Inc (Zep Inc)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	992,462	981,013	876,642	2.4%
Octave Music Group, Inc.	Broadcasting & Subscription	1M USD L + 4.75% (1% Floor)	10/17/2017	5/28/2021	987,212	992,027	987,212	2.7%
ScribeAmerica (HealthChannels)	Healthcare Services	1M USD L + 4.50% (1% Floor)	10/31/2018	4/3/2025	997,487	987,561	987,513	2.7%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,232	275,136	0.6%
ThreeBridge Solutions Term Loan	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	5,456,700	5,394,248	5,402,133	14.7%
World Insurance Associates, LLC Delayed Draw(5)(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	332,446	325,366	317,447	0.9%
World Insurance Associates, LLC(5)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	2,493,750	2,469,748	2,468,813	6.7%
Total First Lien Senior Secured					$62,259,869	$61,888,480	$61,194,099	166.1%

Total Debt Investments					$62,259,869	$61,888,480	$61,194,099	166.1%

	Yield	Maturity	Acquisition	Number of	Principal /	Amortized	Fair	Percentage
Security(3)	to Maturity	Date	Date	Shares	Par	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	1/3/2019	12/31/2018	15,000,000	$15,000,000	$14,999,107	$14,999,100	40.7%
Total U.S. Government Securities					15,000,000	14,999,107	14,999,100	40.7%

Total Investments					$77,259,869	$76,887,587	$76,193,199	206.7%
Liabilities in Excess of Other Assets							(39,338,092)	(106.7)%
Net assets							$36,855,107	100.0%

Forward foreign currency exchange contracts outstanding as of December 31, 2018 were as follows:

Currency Purchased		Currency Sold		Counterparty	Expiration Date	Unrealized Appreciation (Depreciation)
USD	5,090,981	CAD	6,435,000	Bannockburn Global Forex, LLC	1/31/2019	369,812

CAD	Canadian Dollar
USD	United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. As of December 31, 2018, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 2.50%, 2.61%, and 2.81%, respectively. As of December 31, 2018, CDOR was 2.25%.

(3)	As of December 31, 2018, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. As of December 31, 2018, 5.60% of the Company’s total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of December 31, 2018.

(6)	As of December 31, 2018, the tax cost of the Company’s investments approximates their amortized cost.

(7)	Of the entire $1,499,837 commitment to World Insurance Associates, LLC Delayed Draw, $1,167,391 was unfunded as of December 31, 2018. As such, no interest is being earned on this investment. The investment is subject to a 0.50% commitment fee (see Note 8 to the consolidated financial statements).

(8)	Security or portion thereof held within FRC Funding I, LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with State Bank and Trust Company (see Note 6 to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

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

The Company is conducting a continuous private offering of shares of its common stock (“Shares”) to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Shares are offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The Company offers Shares through its agents and employees without sales commission or other remuneration on a “best efforts” basis. The Company believes that each of its employees and agents qualifies as an “associated person not deemed to be broker” within the meaning of Rule 3a4-1 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies.

Basis of Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s special purpose wholly-owned subsidiary FRC Funding I, LLC, which was formed on August 31, 2018, in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., U.S. Treasury Bills) with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

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

Valuation of Portfolio Investments

The Board has established procedures for the valuation of the Company’s investment portfolio. The valuation committee, which is comprised of the independent members of the Company’s Board of Directors, is responsible for executing the valuation policy, with assistance from Flat Rock Global and one or more independent valuation firms. These procedures are detailed below.

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

3.	the valuation committee of the Board reviews and discusses the preliminary valuations prepared by Flat Rock Global and that of the independent valuation firm; and

4.	the Board discusses the valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of Flat Rock Global, an independent valuation firm and the valuation committee.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that may be taken into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

The Company has adopted Financial Accounting Standards Board, or FASB, ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Organization and Offering Expenses

Generally, costs associated with the organization of the Company are expensed as incurred, and costs incurred in connection with the Company’s continuous offering are deferred and amortized over twelve months from incurrence. However, the Adviser has agreed to bear all organization expenses and offering costs incurred in connection with the private offering and such expenses will not be subject to reimbursement by the Company.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of premiums or accretion of discounts. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the three months ended March 31, 2019, the Company utilized forward foreign currency contracts to hedge its foreign currency exposure.

The following table provides quantitative disclosures about fair values of, and unrealized appreciation (depreciation) on, the Company’s derivative instruments as of and for the three months ended March 31, 2019, grouped by contract type and risk exposure category.

Derivatives

Forward Contracts	Unrealized appreciation (depreciation) on forward foreign currency exchange contracts	$(109,866)
Derivative Liabilities		$(109,866)

The following table lists the amount of change in unrealized appreciation (depreciation) included in net increase (decrease) in net assets resulting from operations during the three months ended March 31, 2019, grouped by contract type and risk exposure.

Derivative Type	Consolidated Statement of Operations Location	Foreign Currency Contracts	Total
Forward Contracts	Net change in unrealized gains (losses) from forward foreign currency exchange contracts	$(479,679)	$(479,679)
		$(479,679)	$(479,679)

During the three months ended March 31, 2019, the Company’s quarterly average volume of derivatives is as follows:

Forward Foreign Currency Exchange Contracts - Payable (Value at Trade Date)
$(4,915,656)

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized gain (loss) and net change in unrealized gain (loss) from investments and liabilities.

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

Recently Issued Accounting Pronouncements

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815. The FASB’s objectives in issuing ASU 2017-12 are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective on fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Adoption of this standard had no impact on the Company’s consolidated financial statements and disclosures.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on March 29, 2019, acquired $10,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $42,375 for a total gross management fee of $291,418; however, Flat Rock Global did not charge the Company for the portion relating to the acquisition of short-term U.S. Treasury Bills. For the three months ended March 31, 2019, the Company incurred net management fees of $249,042. For the three months ended March 31, 2018, the Company incurred management fees of $108,870, all of which were waived by Flat Rock Global.

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

For the three-month period ended March 31, 2019 and 2018, the Company did not incur subordinated incentive fees on income.

The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Flat Rock Global if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though Flat Rock Global is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the three-month period ended March 31, 2019 and 2018, the Company did not accrue capital gains incentive. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

Administration Agreement

The Company entered into an administration agreement with Flat Rock Global to serve as its Administrator. Pursuant to the administration agreement, Flat Rock Global provides the Company with services such as accounting, financial reporting, legal and compliance support and investor relations support necessary for the Company to operate or has engaged a third-party firm to perform some or all of these functions. The Company does not pay Flat Rock Global any fees pursuant to the Administration Agreement. The Company reimburses Flat Rock Global for administrative expenses it incurs as a result of providing these services. Beginning on May 3, 2017, Flat Rock Global agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three months ended March 31, 2019, there was no expense reimbursement for audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the three months ended March 31, 2018, the reimbursement totaled $32,852. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$77,048,828	$76,374,167	$61,888,480	$61,194,099
U.S. Government Securities	9,998,080	9,998,039	14,999,107	14,999,100
	87,046,908	86,372,206	76,887,587	76,193,199
Forward foreign currency contracts	-	(109,866)	-	369,812
Total Investments	$87,046,908	$86,262,340	$76,887,587	$76,563,011

As of March 31, 2019, approximately 12.1% of the investment portfolio at amortized cost and 12.1% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Canada, Switzerland, and the United Kingdom. Such investments are not qualifying assets as defined by Section 55(a) of the Investment Company Act of 1940.

The industry composition of investments based on fair value as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018

Insurance Services	21.7%	24.6%
U.S. Government Securities	11.6%	19.6%
Consumer Goods	8.0%	9.0%
Transportation: Cargo	6.7%	0.0%
IT Implementation	6.7%	7.4%
Healthcare IT	6.2%	5.9%
Banking, Finance, Insurance & Real Estate	5.4%	3.6%
Computers & Electronics	4.7%	5.2%
Construction & Building	4.6%	5.2%
Healthcare Services	4.4%	5.0%
Direct Selling	3.6%	4.3%
Business Services	2.6%	2.9%
Wholesale	2.3%	0.0%
Energy: Oil & Gas	2.3%	0.0%
Transportation	1.1%	1.3%
Energy: Electricity	1.1%	0.0%
High Tech Industries	1.1%	1.2%
Broadcasting & Subscription	1.1%	1.3%
Healthcare & Pharmaceuticals	1.1%	0.0%
Telecommunications	1.1%	0.0%
Aerospace and Defense	1.1%	1.3%
Chemicals & Allied Products	1.0%	1.1%
Capital Equipment	0.6%	0.6%
Forward Foreign Currency Contracts	-0.1%	0.5%
Total	100.0%	100.0%

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The geographic composition of investments based on fair value as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018

United States:
West	23.5%	27.0%
Northeast	17.8%	14.4%
Midwest	14.6%	13.9%
U.S. Government Securities	11.6%	19.7%
Southeast	10.7%	12.1%
South	9.6%	7.0%
Canada	5.4%	5.9%
Switzerland	3.4%	0.0%
United Kingdom	3.4%	0.0%
Total	100.0%	100.0%

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

The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of March 31, 2019 and December 31, 2018:

	Fair Value Hierarchy as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Investments:
First-lien senior secured debt	$-	$-	$76,374,167	$76,374,167
U.S. Government Securities	-	9,998,039	-	9,998,039
Forward foreign currency contracts	-	(109,866)	-	(109,866)
Total Investments	$-	$9,888,173	$76,374,167	$86,262,340

	Fair Value Hierarchy as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Investments:
First-lien senior secured debt	$-	$-	$61,194,099	$61,194,099
U.S. Government Securities	-	14,999,100	-	14,999,100
Forward foreign currency contracts	-	369,812	-	369,812
Total Investments	$-	$15,368,912	$61,194,099	$76,563,011

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
First-lien senior secured debt	March 31, 2019	March 31, 2018
Fair value, beginning of period	$61,194,099	$19,718,232
Purchases of investments, net	25,227,200	7,815,204
Proceeds from principal payments and sales of investments, net	(10,085,095)	(6,505,532)
Net change in unrealized gain (loss)	15,471	(83,352)
Net accretion of discount on investments	22,492	7,186
Transfers into (out of) Level 3	-	-
Fair value, end of period	$76,374,167	$20,951,738

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the net change in unrealized gains/losses for the period relating to these Level 3 assets that were still held by the Company at the end of the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
Net Change in Unrealized Gain (Loss)	March 31, 2019	March 31, 2018
First-lien senior secured debt	$45,385	$(83,352)

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve–month EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market-based approach as of March 31, 2019, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of an investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income-based approach as of March 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2019 and December 31, 2018. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2019
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
First-lien senior secured debt	$1,989,744	Recent transaction	Transaction price	100.00 (100.00)
First-lien senior secured debt	74,384,423	Market & income approach	EBITDA multiple	10.4x - 17.8x (13.7x)
	$76,374,167		Revenue multiple	0.9x - 4.8x (2.8x)
			Discount rate	7.75% - 11.75% (10.25%)

	As of December 31, 2018
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
First-lien senior secured debt	$37,072,165	Recent transaction	Transaction price	95.00 - 99.50 (98.50)
First-lien senior secured debt	24,121,934	Market & income approach	EBITDA multiple	7.8x - 10.2x (8.99x)
	$61,194,099		Discount rate	6.75% - 8.75% (7.79%)

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2019 and December 31, 2018, the Company’s asset coverage was 238% and 250%, respectively.

On October 12, 2018, the Company, through a special purpose wholly-owned subsidiary, FRC Funding I, LLC (“FRC Funding” and together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“Lenders”), State Bank and Trust Company as the administrative agent (“State Bank”) and Alostar Capital Finance (“Alostar”), as Lead Arranger and Bookrunner, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “Credit Facility”). The Loan Agreement was effective as of October 12, 2018.

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

Debt obligations consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$30,000,000	$29,317,451	$119,056	$28,906,939
Total debt	$30,000,000	$29,317,451	$119,056	$28,906,939

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $0.4 million.

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$30,000,000	$23,668,554	$576,091	$23,233,011
Total debt	$30,000,000	$23,668,554	$576,091	$23,233,011

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $0.4 million.

Average debt outstanding during the three months ended March 31, 2019 was $25,525,435.

The Loan Agreement accrues interest at the Daily LIBOR Rate, plus a 2.88% margin, and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. The Loan Agreement requires the payment of an unused line fee of between 0.50% and 1.0%, commencing on the date that is two months from closing, based on the amount by which the Revolver Commitments exceed the average daily balance of the Revolver Loans (as defined in the Loan Agreement) during any month. Such fee is payable monthly in arrears. The Loan Agreement has an advance rate against FRC Funding’s Eligible Portfolio Investments (as defined in the Loan Agreement). The advance rate, as to any Eligible Portfolio Investment, is 75.0% when the Company’s asset coverage ratio is equal or greater than 200.0% or 70.0% when the Company’s asset coverage ratio is less than 200.0%, subject to certain eligibility requirements.

For the three months ended March 31, 2019 and 2018, the components of interest expense were as follows:

	March 31, 2019	March 31, 2018
Interest expense	$343,177	$-
Amortization of debt issuance costs	28,468	-
Total interest expense	$371,645	$-
Average interest rate	5.38%

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 7. Share Transactions

Offering Proceeds

During the three months ended March 31, 2019, the Company issued and sold 157,135 shares at an aggregate purchase price of $3,104,850.

Distributions

The following table reflects the distributions declared on Shares during the three months ended March 31, 2019:

		Distribution
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Payment
11/13/2018	1/26/2019	$0.108	2/6/2019	$201,681
11/13/2018	2/26/2019	0.108	3/6/2019	209,035
2/28/2019	3/26/2019	0.108	4/8/2019(1)	213,723
				$624,439

(1)	As of March 31, 2019, this distribution had not been paid. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 12 to the consolidated financial statements

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

On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, assuming the Company complies with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to the Company will be decreased from 200% to 150%, effective May 30, 2019. In order to comply with the requirement that the Company extend, within twelve months from May 30, 2018, to each of the Company’s stockholders as of May 30, 2018, the opportunity to sell the securities held by that stockholder as of that date, the Company filed a tender offer on June 27, 2018 offering to repurchase up to 283,529 Shares of the Company’s issued and outstanding common stock, at a price equal to the net asset value per share on July 26, 2018. The tender offer represented 25% of the total issued and outstanding Shares as of May 30, 2018. The tender offer expired at 11:59 P.M., Central Time, on July 26, 2018 (the “Expiration Date”). As of the Expiration Date, 20,000 Shares were validly tendered and not withdrawn pursuant to the tender offer. In accordance with the terms of the tender offer, the Company purchased all 20,000 Shares validly tendered and not withdrawn at a price equal to $20.03 per share for an aggregate purchase price of approximately $400,600.

On August 7, 2018, following approval from the Board, the Company filed a second tender offer to repurchase up to 315,818 Shares of the Company’s issued and outstanding common stock, which represented 25% of the total issued and outstanding Shares as of July 31, 2018. The second tender offer expired at 11:59 P.M., Central Time, on September 6, 2018 (the “Second Offer Expiration Date”). As of the Second Offer Expiration Date, no Shares were validly tendered and not withdrawn pursuant to the second tender offer. In accordance with the terms of the second tender offer, the Company did not purchase any Shares pursuant to the second tender offer.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

On September 12, 2018, following approval from the Board, the Company filed a third tender offer to repurchase up to 343,089 Shares of the Company’s issued and outstanding common stock, which represented 25% of the issued and outstanding Shares as of September 11, 2018. The third tender offer expired at 11:59 P.M., Central Time, on October 12, 2018 (the “Third Offer Expiration Date”). As of the Third Offer Expiration Date, no Shares were validly tendered and not withdrawn pursuant to the third tender offer. In accordance with the terms of the third tender offer, the Company did not purchase any Shares pursuant to the third tender offer.

On October 24, 2018, following approval from the Board, the Company filed a fourth tender offer to repurchase up to 433,109 Shares of the Company’s issued and outstanding common stock, which represented 25% of the total issued and outstanding Shares as of October 23, 2018. The fourth tender offer expired at 11:59 P.M., Central Time, on December 4, 2018 (the “Fourth Offer Expiration Date”). As of the Fourth Offer Expiration Date, no Shares were validly tendered and not withdrawn pursuant to the fourth tender offer. In accordance with the terms of the fourth tender offer, the Company did not purchase any Shares pursuant to the fourth tender offer.

Note 8. Commitments and Contingencies

The Company had an aggregate of $485,870 of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of March 31, 2019. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s statement of assets and liabilities and are not reflected in the Company’s statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2019 is shown in the table below:

		As of
	Expiration Date (1)	March 31, 2019
World Insurance Associates, LLC	7/18/2024	$485,870
Total unfunded commitments		$485,870

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2018 is shown in the table below:

		As of
	Expiration Date (1)	December 31, 2018
World Insurance Associates, LLC	7/18/2024	$1,167,391
Total unfunded commitments		$1,167,391

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2019, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2019 and December 31, 2018, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net increase in net assets resulting from operations	$689,240	$348,952
Weighted average common shares outstanding - basic and diluted	1,931,100	1,045,338
Earnings per common share - basic and diluted	$0.36	$0.33

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$19.74	$20.02

Results of Operations:
Net Investment Income(1)	0.39	0.26
Net Realized and Unrealized Gain (Loss) on Investments(1)	(0.03)	(0.71)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.36	(0.45)

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.33)	(0.32)
Net Decrease in Net Assets Resulting from Distributions	(0.33)	(0.32)

Capital Share Transactions
Issuance of Common Stock	-	0.78
Net Increase (Decrease) Resulting from Capital Share Transactions	-	0.78
Net Asset Value, End of Period	$19.77	$20.03

Shares Outstanding, End of Period	2,024,555	1,073,404

Ratio/Supplemental Data
Net assets, end of period	$40,024,758	$21,500,285
Weighted-average shares outstanding	1,931,100	1,045,338
Total Return(3)	1.79%	1.67%
Portfolio turnover	14.7%	26.9%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	8.62%	5.52%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	8.62%	2.80%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	7.87%	2.48%
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	7.87%	5.20%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Includes interest expense which is not subject to reimbursement by Flat Rock Global.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein.

There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On February 28, 2019, the Company declared a distribution of $0.108 per share, or $213,723 which was paid on April 8, 2019.

On March 28, 2019, the Company declared a distribution of $0.111 per share, or $224,735, which was paid on May 6, 2019. In addition, the Company declared a distribution of $0.111 per share payable on June 6, 2019 to stockholders of record as of May 24, 2019.

On March 28, 2019, the Board approved the establishment of a distribution reinvestment plan (the “DRIP”). The DRIP will be effective as of, and will first apply to the reinvestment of cash distributions paid on or after, May 1, 2019. Under the DRIP, cash distributions paid to participating stockholders will be reinvested in Shares at a price equal to the net asset value per share of the Shares as of such date. New stockholders of the Company on or after May 1, 2019 will be participating stockholders in the DRIP unless they affirmatively decline participation in the DRIP. Existing stockholders of the Company prior to May 1, 2019 will be given the opportunity to participate in the DRIP.

On March 29, 2019, the Company filed a tender offer. The tender offer expired at 11:59 P.M., Central Time, on April, 29, 2019 (the “Offer Expiration Date”). As of the Offer Expiration Date, 18,750 shares of the Company’s common stock were validly tendered at $19.80 per share, or $371,250.

On April 17, 2019, the Board dismissed KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm, effective immediately. The Board’s decision to dismiss KPMG was recommended by the Audit Committee of the Board.

On April 17, 2019, upon the recommendation of the Audit Committee, the Board approved the engagement of Cohen & Company, Ltd. (“Cohen”) to serve as the Company’s independent registered public accounting firm. The Company formally engaged Cohen on April 22, 2019, beginning with its review of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2019.

On April 30, 2019, the Company issued and sold 47,414 shares of its common stock at an aggregate purchase price of $935,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b)of Regulation D thereof.

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

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	the cost of calculating our NAV, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchase of shares of our common stock and other securities;
●	management and incentive fees payable to Flat Rock Global pursuant to the Advisory Agreement;
●	custodial fees;
●	federal, state and local taxes;
●	interest payable on debt, if any, incurred to finance our investments;
●	independent directors’ fees and expenses;
●	brokerage commissions for our investments;
●	costs of proxy statements, stockholders’ reports and notices;
●	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
●	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
●	direct costs such as printing, mailing, long distance telephone and staff costs; and
●	fees and expenses associated with independent accountants, independent and internal audit and outside legal counsel.

Our Adviser is responsible for payment of any and all organization and offering expenses incurred on our behalf in connection with our private offering of shares. Specifically, our Adviser will not seek or be entitled to reimbursement from us for any of the following offering expenses.

●	transfer agent fees;
●	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);
●	federal and state registration fees; and
●	all other offering expenses incurred by Flat Rock Global in performing its obligations;

Beginning on May 3, 2017, commencement of our operations, Flat Rock Global agreed to voluntarily reimburse us for certain operating expenses. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three months ended March 31, 2019, there was no expense reimbursement for audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the three months ended March 31, 2018, the reimbursement totaled $32,852. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Portfolio and Investment Activity

As of March 31, 2019, our weighted average total yield of debt and income producing securities at fair value was 9.09%, and our weighted average total yield of debt and income producing securities at amortized cost was 9.86%.

As of March 31, 2019, we had 33 debt investments in 31 portfolio companies with an aggregate fair value of approximately $76.4 million.

Our investment activity for the three months ended March 31, 2019 and 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended
	March 31, 2019	March 31, 2018

New investments:
Gross investments	$25,227,200	$8,164,240
Less: sold investments	(10,062,603)	(6,664,240)
Total new investments	15,164,597	1,500,000

Principal amount of investments funded:
First-lien senior secured debt investments	$25,227,200	$8,164,240
Total principal amount of investments funded	25,227,200	8,164,240

Principal amount of investments sold:
First-lien senior secured debt investments	10,062,603	6,664,240
Total principal amount of investments sold or repaid	10,062,603	6,664,240

Number of new investment commitments	8	20
Average new investment commitment amount	$1,750,000	$75,000
Weighted average maturity for new investment commitments	6.6 years	6.6 years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average interest rate of new investment commitments	8.05%	5.79%
Weighted average spread LIBOR of new floating rate investment commitments	5.46%	3.79%
Weighted average interest rate on investment sold or paid down	7.18%	5.56%

As of March 31, 2019 and December 31, 2018, our investments consisted of the following:

	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investments:
First-lien senior secured debt	$77,048,828	$76,374,167	$61,888,480	$61,194,099
U.S. Government Securities	9,998,080	9,998,039	14,999,107	14,999,100
Forward foreign currency contracts	-	(109,866)	-	369,812
Total Investments	$87,046,908	$86,262,340	$76,887,587	$76,563,011

The table below describes investments by industry composition based on fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Insurance Services	21.7%	24.6%
U.S. Government Securities	11.6%	19.6%
Consumer Goods	8.0%	9.0%
Transportation: Cargo	6.7%	0.0%
IT Implementation	6.7%	7.4%
Healthcare IT	6.2%	5.9%
Banking, Finance, Insurance & Real Estate	5.4%	3.6%
Computers & Electronics	4.7%	5.2%
Construction & Building	4.6%	5.2%
Healthcare Services	4.4%	5.0%
Direct Selling	3.6%	4.3%
Business Services	2.6%	2.9%
Wholesale	2.3%	0.0%
Energy: Oil & Gas	2.3%	0.0%
Transportation	1.1%	1.3%
Energy: Electricity	1.1%	0.0%
High Tech Industries	1.1%	1.2%
Broadcasting & Subscription	1.1%	1.3%
Healthcare & Pharmaceuticals	1.1%	0.0%
Telecommunications	1.1%	0.0%
Aerospace and Defense	1.1%	1.3%
Chemicals & Allied Products	1.0%	1.1%
Capital Equipment	0.6%	0.6%
Forward Foreign Currency Contracts	-0.1%	0.5%
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

United States:
West	23.5%	27.0%
Northeast	17.8%	14.4%
Midwest	14.6%	13.9%
U.S. Government Securities	11.6%	19.7%
Southeast	10.7%	12.1%
South	9.6%	7.0%
Canada	5.4%	5.9%
Switzerland	3.4%	0.0%
United Kingdom	3.4%	0.0%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Weighted average total yield of debt and income producing securities	9.09%	9.18%
Weighted average interest rate of debt and income producing securities	8.67%	8.73%
Weighted average spread over LIBOR of all floating rate investments	6.12%	6.24%

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

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table presents the ratings of our portfolio investments at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
		Percentage		Percentage
	Investments at	of Total	Investments at	of Total
Investment Rating	Fair Value	Portfolio	Fair Value	Portfolio
2	82,802,334	96.0%	76,563,011	100.0%
3	3,460,006	4.0%	-	0.0%
Total	$86,262,340	100.0%	$76,563,011	100.0%

Results of Operations

The following table represents the operating results for the for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Total Investment Income	$1,562,580	$415,744
Less: Net Expenses	816,583	145,497
Net Investment Income	745,997	270,247
Net realized gains (losses) on investments	407,483	36,835
Net change in unrealized gains (losses) on investments	(464,240)	41,870
Net increase in net assets resulting from operations	$689,240	$348,952

Investment Income

Investment income for the three months ended March 31, 2019 and 2018, was as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Interest from investments	$1,437,288	$412,247
Other income	125,292	3,497
Total investment income	$1,562,580	$415,744

Expenses

Operating expenses for the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Management fees	$291,417	$108,870
Incentive fees	-	-
Other operating expenses	160,130	178,349
Interest and debt financing expenses	407,411	-
Management fee waiver	(42,375)	(108,870)
Expense Reimbursement	-	(32,852)
Net Expenses	$816,583	$145,497

Total expenses for the three months ended March 31, 2019 were $816,583, which consisted of $291,417 in management fees, $61,644 in professional fees, $407,411 in interest and debt financing expenses, and $98,486 in general and administrative expenses. There were $42,375 in management fee waivers and no expense reimbursements for the period.

Net expenses for the three months ended March 31, 2018 were $145,497, which consisted of $108,870 in management fees, $94,448 in professional fees, and $83,901 in general and administrative expenses, offset by $108,870 in management fee waiver and $32,852 in expense reimbursement from the Adviser.

In order to meet the diversification tests required to qualify as a RIC, the Company, on March 31, 2019, acquired $10,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $42,375 for a total gross management fee of $291,418; however, Flat Rock Global did not charge the Company for the portion relating to the acquisition of short-term U.S. Treasury Bills. For the three months ended March 31, 2019, the Company incurred net management fees of $249,042. For the three months ended March 31, 2018, the Company incurred management fees of $108,870, all of which were waived by Flat Rock Global.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2019 and 2018, net unrealized gains on our investment portfolio were comprised of the following:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net change in unrealized gains (losses) on investments	$(464,240)	$41,870

The unrealized losses are largely attributable to two loans that traded down in the first quarter of 2019. The two loans, AIS HoldCo, LLC and Isagenix International LLC, generated unrealized losses of $270,014:

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

Our primary use of funds is investments in Senior Loans, payment of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of March 31, 2019, we sold 2,024,555 shares of common stock for gross proceeds of approximately $40.5 million. As of March 31, 2019, we had cash and cash equivalents of approximately $1.5 million. As of March 31, 2019, we had approximately $28.9 million outstanding under the Credit Facility.

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

Capital Contributions

During the three months ended March 31, 2019, we issued and sold 157,135 shares of our common stock at an aggregate purchase price of $3,104,850.

Financing Arrangements

On October 12, 2018, the Company, through a special purpose wholly-owned subsidiary, FRC Funding I, LLC (“FRC Funding” and together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“Lenders”), State Bank and Trust Company as the administrative agent (“State Bank”) and Alostar Capital Finance (“Alostar”), as Lead Arranger and Bookrunner, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “Credit Facility”). The Loan Agreement was effective as of October 12, 2018.

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

The Loan Agreement accrues interest at the Daily LIBOR Rate, plus a 2.88% margin, and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. The Loan Agreement requires the payment of an unused line fee of between 0.50% and 1.0%, commencing on the date that is two months from closing, based on the amount by which the Revolver Commitments exceed the average daily balance of the Revolver Loans (as defined in the Loan Agreement) during any month. Such fee is payable monthly in arrears. The Loan Agreement has an advance rate against FRC Funding’s Eligible Portfolio Investment (as defined in the Loan Agreement). The advance rate, as to any Eligible Portfolio Investments, is 75.0% when the Company’s asset coverage ratio is equal or greater than 200.0% or 70.0% when the Company’s asset coverage ratio is less than 200.0%, subject to certain eligibility requirements.

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

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2019:

		Distribution
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Payment
11/13/2018	1/26/2019	$0.108	2/6/2019	$201,681
11/13/2018	2/26/2019	0.108	3/6/2019	209,035
2/28/2019	3/26/2019	0.108	4/8/2019	213,723
				$624,439

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

3.	the valuation committee of our Board will review and discuss the preliminary valuations prepared by Flat Rock Global and that of the independent valuation firm; and

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2019 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility	$29,317,451	$-	$-	$29,317,451	$-
Total contractual obligations	$29,317,451	$-	$-	$29,317,451	$-

Renewal of Investment Advisory Agreement

At an in person meeting held on February 28, 2019, the Board, including all of the directors that are not interested persons, as defined in Section 2(a)(19) of the 1940 Act, of the Company and Flat Rock Global, unanimously voted to approve the continuation and renewal of the Advisory Agreement for an additional year.

In making its determination, the Board reviewed the: (1) investment performance of the Company; (2) the nature, extent and quality of services to be provided to the Company; (3) costs of the services and anticipated profits of Flat Rock Global; (4) economies of scale to be realized as the Company grows; and (5) whether the fee structure indicated that the Company would benefit or share in the economies of scale.

The Board was assisted by legal counsel throughout the review process. The Board relied upon the advice of legal counsel and its own business judgment in determining the material factors to be considered in evaluating the agreements and the weight to be given to each factor considered. The Board’s conclusions were based on a comprehensive evaluation of all of the information provided and were not the result of any one factor. Moreover, each director might have afforded different weight to the various factors in reaching his conclusions with respect to the approval of the applicable agreement.

Discussion of Advisory Agreement between the Corporation and Flat Rock Global, LLC

Nature, Extent and Quality of Services. The Board noted that the Adviser was formed in 2016 and, as of January 2019, had assets under management of approximately $80 million. The Board considered the services rendered by the Adviser, noting that the Adviser was responsible for analyzing, negotiating and structuring first lien loan opportunities for the Company. The Board discussed the personnel of the Adviser, in particular the Adviser’s key personnel and the qualifications of recent new hires. The Board reviewed the materials provided by the Adviser, and concluded that the Adviser had sufficient quality and depth of personnel, resources and compliance policies and procedures to perform its duties under the Advisory Agreement.

Performance. The Board considered that the Company outperformed the Company’s peer group and benchmark index for both the one year, and since inception periods ended December 31, 2018.

Fees and Expenses. The Board noted that the Adviser’s management fee rate of 1.375% of average gross assets was lower than the peer group average fee. Additionally, the Board considered that the expense ratio for the Corporation was 1.60%, which was lower than the average expense ratio of the peer group. Further, the Board took into account the fact that the Adviser is responsible for paying all organization and offering costs and that such amounts are not subject to recoupment.

Profitability. The Board reviewed the estimated profitability of the Adviser, noting that the Adviser was not yet profitable. As such, the Board concluded that excessive profitability from the Adviser’s relationship with the Company was not an issue.

Economies of Scale. The Board considered the growth of the Company since its inception, the addition of the Flat Rock Opportunity Fund to the Adviser’s portfolio, and the projected growth of the Company as presented by the Adviser. The Board noted that as the Company continued to grow, the Adviser anticipated benefits from economies of scale such as increased deal flow.

Conclusion. Having requested and received such information from the Adviser as the Board believed to be reasonably necessary to evaluate the terms of the Advisory Agreement, and as assisted by the advice of legal counsel, the Board determined that approval of the Advisory Agreement was in the best interest of the Company and its stockholders.

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

In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We have analyzed the potential impact of changes in interest rates on interest income from our investments. Assuming that our investments as of March 31, 2019 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase/decrease of approximately $778,000 to our interest income.

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the statements of assets and liabilities and other business developments that could magnify or diminish our sensitivity to interest rate changes, nor does it account for divergences in LIBOR and the commercial paper rate, which have historically moved in tandem but, in times of unusual credit dislocations, have experienced periods of divergence. Accordingly no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

As of March 31, 2019, all of the investments in our portfolio were at floating rates.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of March 31, 2019 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of March 31, 2019, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on December 31, 2018, except for the following:

We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.

The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our common stock. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, we, and therefore our stockholders, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique.

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $200.0 million in total assets, (ii) a weighted average cost of funds of 5.38%, (iii) $100.0 million in debt outstanding (i.e., assumes that the maximum amount of debt permitted under the 1940 Act minimum asset coverage requirement is outstanding as of March 31, 2019) and (iv) $100.0 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to stockholders	-28.73%	-18.73%	-8.73%	1.27%	9.58%

Similarly, assuming (i) $200.0 million in total assets, (ii) a weighted average cost of funds of 5.38% and (iii) $100.0 million in debt outstanding (i.e., assuming that the maximum amount of debt permitted under the 1940 Act minimum asset coverage requirement is outstanding as of March 31, 2019), our assets would need to yield an annual return (net of expenses) of approximately 1.80% in order to cover the annual interest payments on our outstanding debt.

Our business could be adversely affected in the event we default under the Credit Facility or any future credit or other borrowing facility.

We have entered into the Credit Facility, through a special purpose wholly-owned subsidiary, FRC Funding I, LLC, with certain financial institutions as lenders, State Bank and Trust Company as the administrative agent and Alostar Capital Finance, as Lead Arranger and Bookrunner. In the event we default under the Credit Facility or any future credit or other borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility or such future credit or other borrowing facility, any of which would have a material adverse effect on our business, ability to pay dividends, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.

In addition, following any such default, the agent for the lenders under the Credit Facility or such future credit or other borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Lastly, as a result of any such default, we may be unable to obtain additional leverage, which could, in turn, affect our return on capital.

We are and may be subject to restrictions under the Credit Facility and any future credit or other borrowing facility that could adversely impact our business.

The Credit Facility, and any future credit or other borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests, as well as negative covenants, included in the Credit Facility or any future credit or other borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under the Credit Facility or any future credit or other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency.

In addition, under the Credit Facility or any future credit or other borrowing facilities, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as restrictions on leverage, which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under either the Credit Facility or any future credit or other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the Credit Facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and/or make distributions to stockholders required to maintain our ability to be eligible for treatment as a RIC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended March 31, 2019, the Company issued and sold 157,135 shares of its common stock at an aggregate purchase price of $3,104,850. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

Flat Rock Capital Corp.

Date: May 15, 2019	/s/ Robert K. Grunewald
	Name:	Robert K. Grunewald
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	/s/ Richard A. Petrocelli
	Name:	Richard A. Petrocelli
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)