Form 10-Q
period 2019-06-30
Flat Rock Capital Corp.
filed 2019-08-14
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, the registrant had 2,615,451 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Flat Rock Capital Corp.

Consolidated Statements of Assets and Liabilities

Assets:	June 30, 2019 (Unaudited)	December 31, 2018

Non-controlled/non-affiliated investments, at fair value (amortized cost of $85,374,188 and $76,887,587, respectively)	$85,098,627	$76,193,199
Cash and cash equivalents	5,683,354	1,179,518
Unrealized appreciation on forward foreign currency contracts	-	369,812
Receivables:
Receivable for sales of investments	15,826,718	-
Receivable for paydowns of investments	-	205,831
Due from investment adviser	347,636	89,849
Interest receivable	703,556	421,055
Prepaid expenses and other assets	75,000	75,000
Total Assets	$107,734,891	$78,534,264

Liabilities:
Credit facility, net	$19,285,756	$23,233,011
Unrealized depreciation on forward foreign currency exchange contracts	186,488	-
Payables:
Payable for investments purchased	37,938,373	17,946,607
Distributions payable	222,897	200,145
Management fee payable	344,706	-
Incentive fee payable	320,657	-
Accrued other general and administrative expenses	145,052	299,394
Total Liabilities	$58,443,929	$41,679,157

Commitments and contingencies (Note 8)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding as of June 30, 2019, and December 31, 2018	$-	$-
Common Shares, $0.001 par value; 125,000,000 shares authorized; 2,492,928 as of June 30, 2019, and 1,867,420 as of December 31, 2018 issued and outstanding, respectively	2,493	1,867
Additional paid-in capital	49,741,131	37,367,533
Total distributable earnings	(452,662)	(514,293)
Total Net Assets	$49,290,962	$36,855,107
Total Liabilities and Net Assets	$107,734,891	$78,534,264
Net Asset Value Per Common Share	$19.77	$19.74

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,548,387	$438,581	$2,985,675	$850,828
Other income	45,407	218	170,699	3,714
Total investment income from non-controlled, non-affiliated investments	1,593,794	438,799	3,156,374	854,542
Total Investment Income	1,593,794	438,799	3,156,374	854,542

Expenses:
Management fees	344,705	115,666	636,123	224,536
Professional fees	62,329	89,237	123,973	183,685
Incentive fees	320,657	26,927	320,657	26,927
Interest and debt financing expenses	403,240	-	810,651	-
Other general and administrative expenses	87,040	109,113	185,525	193,014
Total Expenses	1,217,971	340,943	2,076,929	628,162
Less: Management fee waiver (Note 3)	(59,979)	(115,666)	(102,354)	(224,536)
Less: Expense reimbursement (Note 3)	(287,657)	(47,540)	(287,657)	(80,392)
Net expenses	870,335	177,737	1,686,918	323,234
Net Investment Income (Loss)	723,459	261,062	1,469,456	531,308

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(327,898)	44,003	(271,065)	81,546
Foreign currency transactions	(524)	302	350,126	(406)
Total net realized gains (losses)	(328,422)	44,305	79,061	81,140
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	311,102	47,285	223,663	92,490
Foreign currency translation	86,736	(88,208)	189,614	(220,884)
Forward foreign currency exchange contracts (Note 2)	(76,622)	97,427	(556,301)	226,768
Total net change in unrealized gains (losses)	321,216	56,504	(143,024)	98,374
Total realized and unrealized gains (losses)	(7,206)	100,809	(63,963)	179,514

Net Increase (Decrease) in Net Assets Resulting from Operations	$716,253	$361,871	$1,405,493	$710,822

Per Common Share Data
Basic and diluted net investment income per common share	$0.33	$0.24	$0.72	$0.49
Basic and diluted net increase in net assets resulting from operations	$0.33	$0.33	$0.68	$0.66
Weighted Average Common Shares Outstanding - Basic and Diluted	2,174,646	1,102,254	2,053,546	1,073,953

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$1,469,456	$531,308
Net realized gains (losses) on investments and foreign currency transactions	79,061	81,140
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency contracts	(143,024)	98,374
Net Increase (Decrease) in Net Assets Resulting from Operations	1,405,493	710,822

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(1,343,862)	(694,269)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(1,343,862)	(694,269)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	12,657,850	3,483,000
Reinvestment of distributions	87,624	-
Repurchase of common shares	(371,250)	-
Net Increase in Net Assets Resulting from Capital Share Transactions	12,374,224	3,483,000
Total Increase (Decrease) in Net Assets	12,435,855	3,499,553
Net Assets, Beginning of Period	36,855,107	20,669,649
Net Assets, End of Period	$49,290,962	$24,169,202
Net Asset Value per Common Share	$19.77	$20.03
Common shares outstanding at the end of the period	2,492,928	1,206,355

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$1,405,493	$710,822
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments and foreign currency transactions	(79,061)	(81,140)
Net change in unrealized (gains)/losses on investments and foreign currency translations	(413,277)	128,394
Net accretion of discount on investments	(50,441)	(13,713)
Purchases of investments	(92,088,868)	(32,299,708)
Proceeds from sale of investments	83,726,218	30,331,109
Amortization of deferred financing cost	58,818	-
Changes in operating assets and liabilities:
Receivable for sales of investments	(15,826,718)	(268,115)
Interest receivable	(282,501)	45,539
Due from investment adviser	(257,787)	439,641
Receivable for paydowns of investments	205,831	12,658
Payable for investments purchased	19,991,766	(29,270)
Management fees payable	344,706	-
Payable for incentive fee	320,657	26,927
Unrealized (appreciation)/depreciation on forward foreign currency contracts	556,301	(226,768)
Accrued other general and administrative expenses	(154,342)	(210,947)
Net cash used in operating activities	(2,543,205)	(1,434,571)
Cash Flows from Financing Activities:
Borrowings on credit facility	13,636,502	-
Payments on credit facility	(17,581,150)	-
Deferred financing costs	(61,425)	-
Distributions paid in cash	(1,321,110)	(682,728)
Proceeds from issuance of common shares	12,374,224	2,140,000
Net cash provided by financing activities	7,047,041	1,457,272
Net increase in cash and cash equivalents	4,503,836	22,701
Cash and cash equivalents, beginning of period	1,179,518	1,244,044
Cash and cash equivalents, end of period	$5,683,354	$1,266,745

Supplemental and Non-Cash Information:
Interest paid during the period	$810,651	$-
Distributions declared during the period	$1,343,862	$694,269
Reinvestment of distributions during the period	$87,624	$-
Distributions payable	$222,897	$122,506

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of June 30, 2019

Portfolio			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of Net
Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	Assets
Debt Investments
First Lien Senior Secured(2)
AIS HoldCo, LLC(8)	Insurance Services	3M USD L + 5.00% (0% Floor)	8/15/2018	8/15/2025	$3,925,000	$3,925,725	$3,835,510	7.8%
Broder Bros Co.(8)	Wholesale	1M USD L + 8.50% (1% Floor)	1/30/2019	12/2/2022	1,963,652	1,963,652	1,963,652	4.0%
Canngen Insurance Services, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	15,000,000	14,879,901	15,000,000	30.4%
Ceva Logistics Finance B.V.(4)	Transportation: Cargo	1M USD L + 5.00% (0% Floor)	2/22/2019	8/4/2025	3,000,000	2,910,845	2,760,000	5.6%
Coastal Construction Products(8)	Construction & Building	2M USD L + 5.375% (1% Floor)	10/10/2018	9/4/2024	3,987,647	3,942,499	3,987,647	8.0%
ConvergeOne, Inc.	Telecommunications	1M USD L + 5.00% (0% Floor)	3/7/2019	3/31/2026	997,500	958,340	945,131	1.9%
Hill International, Inc.(8)	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,470,000	1,464,190	1,466,325	3.0%
Isagenix International LLC(8)	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	4/25/2025	2,850,000	2,859,239	2,565,000	5.2%
Logibec Inc.(4)(8)	Healthcare IT	1M CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	4,619,670	4,556,888	4,619,670	9.4%
Mills Fleet Farms(8)	Consumer Goods	1M USD L + 6.25% (1% Floor)	10/19/2018	10/19/2024	4,975,000	4,883,891	4,974,503	10.1%
NM Z Parent Inc (Zep Inc)(8)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	987,437	976,943	794,887	1.6%
North Pole US LLC(4)	Consumer Goods	3M USD L + 7.00% (0% Floor)	4/10/2019	4/10/2025	1,975,000	1,779,391	1,805,940	3.7%
Spencer Gifts LLC(5)(8)	Retail	1M USD L + 6.00% (0% Floor)	6/14/2019	6/12/2026	5,000,000	4,900,000	4,900,000	9.9%
ThreeBridge Solutions Delayed Draw(8)	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,506	281,251	0.6%
ThreeBridge Solutions Term Loan	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	5,383,623	5,328,314	5,448,226	11.0%
World Insurance Associates, LLC(8)	Banking, Finance, Insurance & Real Estate	1M USD L + 5.25% (1% Floor)	7/2/2018	7/18/2024	3,198,553	3,170,007	3,166,568	6.4%
World Insurance Associates, LLC Delayed Draw(7)(8)	Banking, Finance, Insurance & Real Estate	1M USD L + 5.25% (1% Floor)	7/2/2018	7/18/2024	1,701,220	1,600,157	1,589,643	3.3%
Total First Lien Senior Secured					$61,312,218	$60,375,488	$60,103,953	121.9%

Total Debt Investments					$61,312,218	$60,375,488	$60,103,953	121.9%

								Percentage
Security(3)	Yield to Maturity	Maturity Date	Acquisition Date	Number of Shares	Principal / Par	Amortized Cost(6)	Fair Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	7/2/2019	6/28/2019	25,000,000	$25,000,000	$24,998,700	$24,994,674	50.7%
Total U.S. Government Securities					25,000,000	24,998,700	24,994,674	50.7%
Total Investments					$86,312,218	$85,374,188	$85,098,627	172.6%
Liabilities in Excess of Other Assets							(35,807,665)	(72.6)%
Net assets							$49,290,962	100.0%

Forward foreign currency exchange contracts outstanding as of June 30, 2019 were as follows:

				Unrealized
			Expiration	Appreciation
Currency Purchased	Currency Sold	Counterparty	Date	(Depreciation)

USD 4,740,331	CAD 6,435,000	Bannockburn Global Forex, LLC	12/31/2019	(186,488)

CAD	Canadian Dollar
USD	United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of June 30, 2019, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 2.40%, 2.33%, and 2.32%, respectively. As of June 30, 2019, CDOR was 1.98%.
(3)	As of June 30, 2019, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. As of June 30, 2019, 8.52% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of June 30, 2019.
(6)	As of June 30, 2019, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Of the entire $1,701,220 commitment to World Insurance Associates, LLC Delayed Draw, $94,565 was unfunded as of June 30, 2019. As such, no interest is being earned on the unfunded portion. The investment is subject to a 0.50% commitment fee (see Note 8 to the consolidated financial statements).
(8)	Security or portion thereof held within FRC Funding I, LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with State Bank and Trust Company (see Note 6 to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2018

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments First Lien Senior Secured(2)
AIS HoldCo, LLC(5)(8)	Insurance Services	3M USD L + 5.00% (1% Floor)	8/15/2018	8/15/2025	$3,975,000	$3,975,330	$3,955,125	10.7%
American Dental Partners, Inc.(8)	Healthcare Services	3M USD L + 4.25% (1% Floor)	11/14/2018	8/30/2021	1,000,000	997,564	985,000	2.7%
Bomgar Corporation(8)	Computers & Electronics	3M USD L + 4.00% (1% Floor)	4/17/2018	4/17/2025	2,736,250	2,744,413	2,619,959	7.1%
Canngen Insurance Services, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	15,000,000	14,854,433	14,850,000	40.3%
Coastal Construction Products	Construction & Building	2M USD L + 5.375% (1% Floor)	10/10/2018	9/4/2024	3,995,882	3,947,388	3,955,924	10.7%
Deliver Buyer, Inc.(8)	Capital Equipment	3M USD L + 5.00% (1% Floor)	6/14/2018	5/1/2024	497,475	496,315	486,928	1.3%
Elo Touch Solutions(5)(8)	High Tech Industries	3M USD L + 6.50% (1% Floor)	12/7/2018	12/5/2025	1,000,000	950,000	950,000	2.6%
Envision Healthcare, Inc.(8)	Healthcare Services	1M USD L + 3.75% (1% Floor)	9/28/2018	10/10/2025	2,000,000	1,995,040	1,860,000	5.0%
GI Revelation Acquisition LLC(8)	Business Services	1M USD L + 5.00% (1% Floor)	4/11/2018	4/11/2025	746,873	743,357	743,139	2.0%
Hill International, Inc.(8)	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,477,500	1,471,084	1,473,806	4.0%
Idera, Inc.(8)	Computers & Electronics	1M USD L + 4.50% (1% Floor)	6/29/2017	6/28/2024	1,331,507	1,329,303	1,338,164	3.6%
Isagenix International LLC(8)	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	6/14/2025	2,925,000	2,935,223	2,827,598	7.7%
JP Intermediate Term Loan(8)	Direct Selling	3M USD L + 5.50% (1% Floor)	10/19/2018	11/15/2025	500,000	495,073	495,000	1.3%
Logibec Inc.(4)	Healthcare IT	1M CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	4,563,960	4,686,491	4,518,321	12.3%
MHVC Acquisition Corp (Magnolia/Peraton)(8)	Aerospace and Defense	3M USD L + 5.25% (1% Floor)	9/21/2018	4/28/2024	994,949	989,975	962,614	2.6%
Mills Fleet Farms(8)	Consumer Goods	1M USD L + 6.25% (1% Floor)	10/19/2018	10/19/2024	5,000,000	4,902,388	4,900,000	13.4%
MRO Holdings, Inc.(8)	Transportation	3M USD L + 5.25% (1% Floor)	10/20/2017	10/25/2023	990,000	981,904	990,000	2.7%
Next Level Apparel, Inc.(8)	Consumer Goods	1M USD L + 6.00% (1% Floor)	7/27/2018	7/26/2024	1,987,500	1,968,004	1,967,625	5.3%
NM Z Parent Inc (Zep Inc)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	992,462	981,013	876,642	2.4%
Octave Music Group, Inc.(8)	Broadcasting & Subscription	1M USD L + 4.75% (1% Floor)	10/17/2017	5/28/2021	987,212	992,027	987,212	2.7%
ScribeAmerica (HealthChannels)(8)	Healthcare Services	1M USD L + 4.50% (1% Floor)	10/31/2018	4/3/2025	997,487	987,561	987,513	2.7%
ThreeBridge Solutions Delayed Draw (7)(8)	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,232	275,136	0.6%
ThreeBridge Solutions Term Loan(8)	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	5,456,700	5,394,248	5,402,133	14.7%
World Insurance Associates, LLC Delayed Draw(5)(7)(8)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	332,446	325,366	317,447	0.9%
World Insurance Associates, LLC(5)(8)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	2,493,750	2,469,748	2,468,813	6.7%
Total First Lien Senior Secured					$62,259,869	$61,888,480	$61,194,099	166.1%
Total Debt Investments					$62,259,869	$61,888,480	$61,194,099	166.1%

Security(3)	Yield to Maturity	Maturity Date	Acquisition Date	Number of Shares	Principal / Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	1/3/2019	12/31/2018	15,000,000	$15,000,000	$14,999,107	$14,999,100	40.7%
Total U.S. Government Securities					15,000,000	14,999,107	14,999,100	40.7%
Total Investments					$77,259,869	$76,887,587	$76,193,199	206.7%
Liabilities in Excess of Other Assets							(39,338,092)	(106.7)%
Net assets							$36,855,107	100.0%

Forward foreign currency exchange contracts outstanding as of December 31, 2018 were as follows:

			Expiration	Unrealized Appreciation
Currency Purchased	Currency Sold	Counterparty	Date	(Depreciation)
USD 5,090,981	CAD 6,435,000	Bannockburn Global Forex, LLC	1/31/2019	369,812

CAD	Canadian Dollar
USD	United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. As of December 31, 2018, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 2.50%, 2.61%, and 2.81%, respectively. As of December 31, 2018, CDOR was 2.25%.
(3)	As of December 31, 2018, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. As of December 31, 2018, 5.60% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of December 31, 2018.
(6)	As of December 31, 2018, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Of the entire $1,499,837 commitment to World Insurance Associates, LLC Delayed Draw, $1,167,391 was unfunded as of December 31, 2018. As such, no interest is being earned on this investment. The investment is subject to a 0.50% commitment fee (see Note 8 to the consolidated financial statements).
(8)	Security or portion thereof held within FRC Funding I, LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with State Bank and Trust Company (see Note 6 to the consolidated financial statements).

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, and, therefore, applies the specialized accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies.

Basis of Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than a wholly- owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s special purpose wholly-owned subsidiary, FRC Funding I, LLC, which was formed on August 31, 2018, in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

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

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the State of Maryland Department of Assessments and Taxation.

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

The Company has adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

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

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex- dividend date for publicly-traded portfolio companies.

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

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the six months ended June 30, 2019, the Company utilized forward foreign currency contracts to hedge its foreign currency exposure.

The following table provides quantitative disclosures about fair values of, and unrealized appreciation (depreciation) on, the Company’s derivative instruments as of and for the six months ended June 30, 2019, grouped by contract type and risk exposure category.

Derivatives

Unrealized appreciation (depreciation) on forward foreign currency exchange contracts
Forward Contracts	$(186,488)
Derivative Liabilities	$(186,488)

The following table lists the amount of change in unrealized appreciation (depreciation) included in net increase (decrease) in net assets resulting from operations during the six months ended June 30, 2019, grouped by contract type and risk exposure.

Derivative Type	Consolidated Statement of Operation Location	Foreign Currency Contracts	Total

Forward Contracts	Net change in unrealized gains (losses) from forward foreign currency exchange contracts	$(556,301)	$(556,301)
		$(556,301)	$(556,301)

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2019, the Company’s quarterly average volume of derivatives is as follows:

Forward Foreign Currency Exchange Contracts - Payable (Value at Trade Date)
$(4,857,215)

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has adopted certain disclosures of ASU 2018-13 as permitted by the standard.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on June 28, 2019, acquired $25,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $59,979 for a total gross management fee of $344,705; however, Flat Rock Global did not charge the Company for the portion relating to the acquisition of short-term U.S. Treasury Bills. For the six months ended June 30, 2019, the Company incurred management fees of $636,123 in which management fees of $102,354 were waived by Flat Rock Global.

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

The total return requirement described above is designed to measure the performance of Flat Rock Global over a longer time horizon than on a quarterly basis and to ensure that Flat Rock Global does not earn fees for exceeding the hurdle rate in selected quarters while under-performing on a longer- term basis. The total return requirement is likewise designed to incentivize Flat Rock Global to not focus solely on quarterly performance, but to seek investments that exhibit strong performance on a long-term basis. The Company believes that the total return requirement is beneficial to investors and has the potential to reduce the fees payable to Flat Rock Global in the event of under-performance on a long-term basis.

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

For the six-month period ended June 30, 2019, the Company incurred subordinated incentive fees on income of $320,657 in which $287,657 of the fees were waived by Flat Rock Global.

For the six-month period ended June 30, 2018, the Company did not incur subordinated incentive fees on income.

The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Flat Rock Global if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though Flat Rock Global is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the six-month periods ended June 30, 2019 and 2018, the Company did not accrue capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

Administration Agreement

The Company entered into an Administration Agreement with Flat Rock Global to serve as its administrator. Pursuant to the Administration Agreement, Flat Rock Global provides the Company with services such as accounting, financial reporting, legal and compliance support and investor relations support necessary for the Company to operate or has engaged a third-party firm to perform some or all of these functions. The Company does not pay Flat Rock Global any fees pursuant to the Administration Agreement. The Company reimburses Flat Rock Global for administrative expenses it incurs as a result of providing these services. Beginning on May 3, 2017, Flat Rock Global agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the six months ended June 30, 2019, there was no expense reimbursement for audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the six months ended June 30, 2018, the reimbursement totaled $80,392. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$60,375,488	$60,103,953	$61,888,480	$61,194,099
U.S. Government Securities	24,998,700	24,994,674	14,999,107	14,999,100
	85,374,188	85,098,627	76,887,587	76,193,199
Forward foreign currency exchange contracts	-	(186,488)	-	369,812
Total Investments	$85,374,188	$84,912,139	$76,887,587	$76,563,011

As of June 30, 2019, approximately 15.3% of the investment portfolio at amortized cost and 15.3% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Canada, Luxembourg, and Switzerland. Such investments are not qualifying assets as defined by Section 55(a) of the 1940 Act.

The industry composition of investments based on fair value as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018

U.S. Government Securities	29.4%	19.6%
Insurance Services	22.2%	24.6%
Consumer Goods	8.0%	9.0%
IT Implementation	6.8%	7.4%
Retail	5.8%	0.0%
Banking, Finance, Insurance & Real Estate	5.6%	0.0%
Healthcare IT	5.4%	5.9%
Construction & Building	4.7%	5.2%
Transportation: Cargo	3.3%	0.0%
Direct Selling	3.0%	4.3%
Wholesale	2.3%	0.0%
Business Services	1.7%	2.9%
Telecommunications	1.1%	0.0%
Chemicals & Allied Products	0.9%	1.1%
Computers & Electronics	0.0%	5.2%
Healthcare Services	0.0%	5.0%
Transportation	0.0%	1.3%
High Tech Industries	0.0%	1.2%
Broadcasting & Subscription	0.0%	1.3%
Aerospace and Defense	0.0%	1.3%
Capital Equipment	0.0%	0.6%
Insurance Brokerage	0.0%	3.6%
Forward Foreign Currency Exchange Contracts	-0.2%	0.5%
Total	100.0%	100.0%

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The geographic composition of investments based on fair value as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018

United States:
U.S. Government Securities	29.4%	19.7%
West	20.7%	27.0%
Northeast	19.9%	14.4%
Midwest	13.7%	13.9%
Southeast	4.7%	12.1%
South	0.9%	7.0%
Canada	5.4%	5.9%
Switzerland	3.2%	0.0%
Luxembourg	2.1%	0.0%
Total	100.0%	100.0%

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of June 30, 2019 and December 31, 2018:

	Fair Value Hierarchy as of June 30, 2019
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$-	$60,103,953	$60,103,953
U.S. Government Securities	-	24,994,674	-	24,994,674
Forward foreign currency exchange contracts	-	(186,488)	-	(186,488)
Total Investments	$-	$24,808,186	$60,103,953	$84,912,139

	Fair Value Hierarchy as of December 31, 2018
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$-	$61,194,099	$61,194,099
U.S. Government Securities	-	14,999,100	-	14,999,100
Forward foreign currency exchange contracts	-	369,812	-	369,812
Total Investments	$-	$15,368,912	$61,194,099	$76,563,011

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended
First-lien senior secured debt	June 30, 2019	June 30, 2018
Fair value, beginning of period	$76,374,167	$20,951,738
Purchases of investments	32,213,711	13,985,884
Proceeds from principal payments and sales of investments	(48,915,000)	(7,745,958)
Net change in unrealized gain (loss)	403,126	(45,042)
Net accretion of discount on investments	27,949	6,527
Transfers into (out of) Level 3	-	-
Fair value, end of period	$60,103,953	$27,153,149

	For the Six Months Ended
First-lien senior secured debt	June 30, 2019	June 30, 2018
Fair value, beginning of period	$61,194,099	$19,718,232
Purchases of investments	57,442,214	21,801,088
Proceeds from principal payments and sales of investments	(59,000,096)	(14,251,490)
Net change in unrealized gain (loss)	417,295	(128,394)
Net accretion of discount on investments	50,441	13,713
Transfers into (out of) Level 3	-	-
Fair value, end of period	$60,103,953	$27,153,149

The following table presents the net change in unrealized gains/losses for the period relating to these Level 3 assets that were still held by the Company at the end of the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended
Net Change in Unrealized Gain (Loss)	June 30, 2019	June 30, 2018
First-lien senior secured debt	$46,597	$(40,923)

	For the Six Months Ended
Net Change in Unrealized Gain (Loss)	June 30, 2019	June 30, 2018
First-lien senior secured debt	$75,127	$(128,394)

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve–month EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market-based approach as of June 30, 2019, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of an investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income-based approach as of June 30, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2019 and December 31, 2018. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2019
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
First-lien senior secured debt	$5,845,131	Recent transaction	Transaction price	94.75-98.00 (97.47)
First-lien senior secured debt	54,258,822	Market & income approach	EBITDA multiple	7.4x - 17.1x (12.3x)
	$60,103,953		Revenue multiple	0.2x - 5.1x (2.8x)
			Discount rate	6.36% - 11.57% (9.11%)

	As of December 31, 2018
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
First-lien senior secured debt	$37,072,165	Recent transaction	Transaction price	95.00 - 99.50 (98.50)
First-lien senior secured debt	24,121,934	Market & income approach	EBITDA multiple	7.8x - 10.2x (8.99x)
	$61,194,099		Discount rate	6.75% - 8.75% (7.79%)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% after such borrowing. As of May 30, 2019, as a result of complying with the requirements set forth in the Small Business Credit Availability Act (“SBCAA”), the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2019 and December 31, 2018, the Company’s asset coverage ratio was 353% and 250%, respectively.

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

The Loan Agreement provides for an initial $20.0 million in Revolver Commitments (as defined in the Loan Agreement) to be available at closing that the Company can draw down and repay for three years, subject to borrowing base eligibility. The Loan Agreement matures at the earliest of (a) the date that is four (4) years from closing, (b) the date on which FRC Funding terminates the Revolver Commitments pursuant to the Loan Agreement; or (c) the date on which the Revolver Commitments are terminated pursuant to certain events of default under the Loan Agreement; and the Scheduled Revolving Period End Date (as defined in the Loan Agreement) is three years from closing. On December 10, 2018, the Loan Agreement was amended to add Hitachi Capital America Corp. to the definition of “Lenders” and to amend the definition of “Revolver Commitments” to increase the aggregate amount available to the Borrowers under the Revolver Commitments to $30 million, beginning with the effective date of the amendment. On May 31, 2019, the Loan Agreement was amended to revise the definitions for “Asset Coverage Ratio” and “Service Termination Event,” and increase the aggregate amount available to Borrowers under the Revolver Commitments to $35 million, beginning with the effective date of the amendment.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Debt obligations consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$35,000,000	$19,620,330	$6,832,366	$19,285,756
Total debt	$35,000,000	$19,620,330	$6,832,366	$19,285,756

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.

(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of approximately $0.4 million.

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$30,000,000	$23,668,554	$576,091	$23,233,011
Total debt	$30,000,000	$23,668,554	$576,091	$23,233,011

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.

(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of approximately $0.4 million.

Average debt outstanding during the three and six months ended June 30, 2019 was $25,266,628 and $25,395,317, respectively.

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

For the three and six months ended June 30, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended
	June 30, 2019	June 30, 2018

Interest expense	$351,125	$-
Amortization of debt issuance costs	30,350	-
Total interest expense	$381,475	$-
Average interest rate	5.36%

	For the Six Months Ended
	June 30, 2019	June 30, 2018

Interest expense	$694,302	$-
Amortization of debt issuance costs	58,818	-
Total interest expense	$753,120	$-
Average interest rate	5.37%

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Share Transactions

Offering Proceeds

During the six months ended June 30, 2019, the Company issued and sold 644,257 shares at an aggregate purchase price of $12,745,474.

Distributions

The following table reflects the distributions declared on shares during the six months ended June 30, 2019:

				Total
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Declared
11/13/2018	1/26/2019	$0.108	2/6/2019	$201,681
11/13/2018	2/26/2019	0.108	3/6/2019	209,035
2/28/2019	3/26/2019	0.108	4/8/2019	213,723
3/28/2019	4/26/2019	0.111	5/6/2019	224,726
3/28/2019	5/26/2019	0.111	6/6/2019	227,886
5/14/2019	6/26/2019	0.111	7/6/2019(1)	266,811
				$1,343,862

(1)	As of June 30, 2019, this distribution had not been paid. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements

Distribution Reinvestment Plan

On March 28, 2019, the Board approved the establishment of a distribution reinvestment plan (the “DRIP”). The DRIP was effective as of, and was first applied to the reinvestment of cash distributions paid on or after, May 1, 2019.

Under the DRIP, cash distributions paid to participating stockholders will be reinvested in Shares at a price equal to the net asset value per share of the Shares as of such date. New stockholders of the Company on or after May 1, 2019 will be participating stockholders in the DRIP unless they affirmatively decline participation in the DRIP. Existing stockholders of the Company prior to May 1, 2019 were given the opportunity to participate in the DRIP.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the period May 1, 2019 to June 30, 2019:

Declaration	Record	Payment
Date	Date	Date	Shares
3/28/2019	5/26/2019	6/6/2019	2,208
5/14/2019	6/26/2019	7/6/2019	2,220
			4,428

Repurchases of Shares

The SBCAA was signed into law as part of the 2018 omnibus spending bill on March 23, 2018. The SBCAA permits a BDC to incur additional amounts of leverage than previously permitted under the 1940 Act. Specifically, the SBCAA permits a BDC to reduce its asset coverage ratio from 200% to 150% so long as such BDC complies with certain requirements contained within the SBCAA. For BDCs, like the Company, that do not have shares of common stock listed on a national securities exchange, in order to take advantage of the modified asset coverage ratio, they must, among other things, extend, within the next twelve months, to each of the BDC’s stockholders as of the date of approval from the BDC’s board of directors, the opportunity to sell the securities held by that stockholder as of that date.

On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result of the Company’s compliance with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective May 30, 2019. In order to comply with the requirement that the Company extend, within twelve months from May 30, 2018, to each of the Company’s stockholders as of May 30, 2018, the opportunity to sell the securities held by that stockholder as of that date, the Company filed four tender offers on June 27, 2018, August 7, 2018, September 12, 2018, and October 24, 2018, each representing 25% of the total issued and outstanding shares as of May 30, 2018, July 31, 2018, September 11, 2018 and October 23, 2018, respectively. The tender offer filed on June 27, 2018 resulted in the Company purchasing all 20,000 shares validly tendered and not withdrawn at a price equal to $20.03 per share for an aggregate purchase price of approximately $400,600. The remaining tender offers did not result in the Company purchasing any Shares pursuant to the offers.

Flat Rock Capital Corp.
Notes to Consolidated Financial Statements (Unaudited)

On May 13, 2019, following approval from the Board, the Company filed a quarterly tender offer to repurchase up to 98,946 shares of the Company’s issued and outstanding common stock, at a price equal to the net asset value per share on April 29, 2019. The tender offer represented 5% of the Company’s total issued and outstanding shares as of March 28, 2019. The tender offer expired at 11:59 P.M., Central Time, on April 29, 2019 (the “Expiration Date”). As of the Expiration Date, 18,750 shares were validly tendered and not withdrawn pursuant to the tender offer. In accordance with the terms of the tender offer, the Company purchased all 18,750 shares validly tendered and not withdrawn at a price equal to $19.80 per share for an aggregate purchase price of approximately $371,250.

Note 8. Commitments and Contingencies

The Company had an aggregate of $1,094,565 of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of June 30, 2019. As of June 30, 2019, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s statement of assets and liabilities and are not reflected in the Company’s statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2019 is shown in the table below:

	Expiration	As of
	Date(1)	June 30, 2019

Coastal Construction Products	9/4/2020	$1,000,000
World Insurance Associates, LLC	7/17/2020	94,565
Total unfunded commitments		$1,094,565

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2018 is shown in the table below:

	Expiration	As of
	Date(1)	December 31, 2018

World Insurance Associates, LLC	7/18/2024	$1,167,391
Total unfunded commitments		$1,167,391

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2019, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2019 and 2018, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net increase in net assets resulting from operations	$716,253	$361,871	$1,405,493	$710,822
Weighted average common shares of common stock outstanding - basic and diluted	2,174,646	1,102,254	2,053,546	1,073,953
Earnings per common share - basic and diluted	$0.33	$0.33	$0.68	$0.66

Flat Rock Capital Corp.
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$19.74	$20.02

Results of Operations:
Net Investment Income(1)	0.72	0.49
Net Realized and Unrealized Gain (Loss) on Investments(1)	(0.03)	0.17
Net Increase (Decrease) in Net Assets Resulting from Operations	0.69	0.66

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.66)	(0.65)
Net Decrease in Net Assets Resulting from Distributions	(0.66)	(0.65)
Net Asset Value, End of Period	$19.77	$20.03

Shares Outstanding, End of Period	2,492,928	1,206,355

Ratio/Supplemental Data
Net assets, end of period	$49,290,962	$24,169,202
Weighted-average shares outstanding	2,053,546	1,073,953
Total Return(3)	3.48%	3.29%
Portfolio turnover	87.2%	63.4%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	9.96%	5.73%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	8.09%	2.95%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	5.17%	2.07%
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	7.04%	4.85%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Includes interest expense of 3.33% which is not subject to reimbursement by Flat Rock Global.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On May 14, 2019, the Company declared a distribution of $0.111 per share, or $266,811, of which a cash dividend of $222,897 was paid on July 6, 2019.

On June 21, 2019, the Board of the Company declared an increase in the Company’s monthly distribution to $0.114 per share for the months ended July 31, 2019, August 31, 2019 and September 30, 2019 to be paid on August 6, 2019, September 6, 2019 and October 7, 2019, respectively.

On July 16, 2019, following approval from the Board, the Company filed a tender offer to repurchase up to 122,269 Shares of the Company’s issued and outstanding common stock, at a price equal to the net asset value per share on August 14, 2019. The tender offer represents 5% of the Company’s total issued and outstanding shares as of June 28, 2019. The tender offer expires at 11:59 P.M., Central Time, on August 14, 2019.

On July 29, 2019, the Company issued and sold 87,387 shares of its common stock at an aggregate purchase price of $1,728,508. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b)of Regulation D thereof.

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

Overview

We are a recently-organized specialty finance company formed as a Maryland corporation on March 20, 2017. We are an externally managed, non- diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”), and has elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Flat Rock Global, LLC (our “Adviser” or “Flat Rock Global”), a recently-formed Delaware limited liability company, acts as our investment adviser. Flat Rock Global is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Flat Rock Global is controlled by Robert K. Grunewald, our Chairman and Chief Executive Officer. Mr. Grunewald has over 25 years of experience in BDCs, middle market finance, private equity and investment banking. Flat Rock Global manages our day-to-day operations and provides investment advisory and management services to us.

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

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchase of shares of our common stock and other securities;
●	management and incentive fees payable to Flat Rock Global pursuant to the Investment Advisory Agreement;
●	custodial fees;
●	federal, state and local taxes;
●	interest payable on debt, if any, incurred to finance our investments;
●	independent directors’ fees and expenses;
●	brokerage commissions for our investments;
●	costs of proxy statements, stockholders’ reports and notices;
●	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
●	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
●	direct costs such as printing, mailing, long distance telephone and staff costs; and
●	fees and expenses associated with independent accountants, independent and internal audit and outside legal counsel.

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

Beginning on May 3, 2017, commencement of our operations, Flat Rock Global agreed to voluntarily reimburse us for certain operating expenses. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three and six months ended June 30, 2019, there was no expense reimbursement for audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the three and six months ended June 30, 2018, the reimbursement totaled $47,540 and $80,392, respectively. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Portfolio and Investment Activity

As of June 30, 2019, our weighted average total yield of debt and income producing securities at fair value was 9.49%, and our weighted average total yield of debt and income producing securities at amortized cost was 9.59%.

As of June 30, 2019, we had 17 debt investments in 15 portfolio companies with an aggregate fair value of approximately $60.1 million.

Our investment activity for the three months ended June 30, 2019 and 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended
	June 30, 2019	June 30, 2018

New investments:
Gross investments	$32,213,712	$8,164,240
Less: sold investments	(48,887,051)	(6,664,240)
Total new investments	(16,673,340)	1,500,000

Principal amount of investments funded:
First-lien senior secured debt investments	$32,213,712	$8,164,240
Total principal amount of investments funded	32,213,712	8,164,240

Principal amount of investments sold:
First-lien senior secured debt investments	48,887,051	6,664,240
Total principal amount of investments sold or repaid	48,887,051	6,664,240

Number of new investment commitments	2	20
Average new investment commitment amount	$3,487,500	$75,000
Weighted average maturity for new investment commitments	6.7 years	6.6 years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average interest rate of new investment commitments	8.66%	5.79%
Weighted average spread LIBOR of new floating rate investment commitments	6.28%	3.79%
Weighted average interest rate on investment sold or paid down	6.88%	5.56%

As of June 30, 2019 and December 31, 2018, our investments consisted of the following:

	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investments:
First-lien senior secured debt	$60,375,488	$60,103,953	$61,888,480	$61,194,099
U.S. Government Securities	24,998,700	24,994,674	14,999,107	14,999,100
Forward foreign currency exchange contracts	-	(186,488)	-	369,812
Total Investments	$85,374,188	$84,912,139	$76,887,587	$76,563,011

The table below describes investments by industry composition based on fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

U.S. Government Securities	29.4%	19.6%
Insurance Services	22.2%	24.6%
Consumer Goods	8.0%	9.0%
IT Implementation	6.8%	7.4%
Retail	5.8%	0.0%
Banking, Finance, Insurance & Real Estate	5.6%	0.0%
Healthcare IT	5.4%	5.9%
Construction & Building	4.7%	5.2%
Transportation: Cargo	3.3%	0.0%
Direct Selling	3.0%	4.3%
Wholesale	2.3%	0.0%
Business Services	1.7%	2.9%
Telecommunications	1.1%	0.0%
Chemicals & Allied Products	0.9%	1.1%
Computers & Electronics	0.0%	5.2%
Healthcare Services	0.0%	5.0%
Transportation	0.0%	1.3%
High Tech Industries	0.0%	1.2%
Broadcasting & Subscription	0.0%	1.3%
Aerospace and Defense	0.0%	1.3%
Capital Equipment	0.0%	0.6%
Insurance Brokerage	0.0%	3.6%
Forward Foreign Currency Exchange Contracts	-0.2%	0.5%
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

United States:
U.S. Government Securities	29.4%	19.7%
West	20.7%	27.0%
Northeast	19.9%	14.4%
Midwest	13.7%	13.9%
Southeast	4.7%	12.1%
South	0.9%	7.0%
Canada	5.4%	5.9%
Switzerland	3.2%	0.0%
Luxembourg	2.1%	0.0%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Weighted average total yield of debt and income producing securities	9.49%	9.18%
Weighted average interest rate of debt and income producing securities	9.03%	8.73%
Weighted average spread over LIBOR of all floating rate investments	6.58%	6.24%

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

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table presents the ratings of our portfolio investments at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Investments at	Percentage of Total	Investments at	Percentage of Total
Investment Rating	Fair Value	Portfolio	Fair Value	Portfolio
2	$81,552,252	96.0%	$75,686,369	98.8%
3	3,359,887	4.0%	876,642	1.2%
Total	$84,912,139	100.0%	$76,563,011	100.0%

Results of Operations

The following table represents the operating results for the for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total investment income	$1,593,794	$438,799	$3,156,374	$854,542
Less: Net expenses	870,335	177,737	1,686,918	323,234
Net investment income	723,459	261,062	1,469,456	531,308
Net realized gains (losses) on investments	(328,422)	44,305	79,061	81,140
Net change in unrealized gains (losses) on investments	321,216	56,504	(143,024)	98,374
Net increase in net assets resulting from operations	$716,253	$361,871	$1,405,493	$710,822

Investment Income

Investment income for the three and six months ended June 30, 2019 and 2018, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest from investments	$1,548,387	$438,581	$2,985,675	$850,828
Other income	45,407	218	170,699	3,714
Total investment income	$1,593,794	$438,799	$3,156,374	$854,542

For the three months ended June 30, 2019 and 2018

Investment income increased to $1.6 million for the three months ended June 30, 2019 from $0.4 million for the same period in the prior year, primarily due to an increase in interest income as a result of an increase in the size of our investment portfolio. Our investment portfolio, at par, increased from $27.2 million as of June 30, 2018, to $61.3 million as of June 30, 2019.

For the six months ended June 30, 2019 and 2018

Investment income increased to $3.2 million for the six months ended June 30, 2019 from $0.9 million for the same period in the prior year, primarily due to an increase in interest income as a result of an increase in the size of our investment portfolio. Our investment portfolio, at par, increased from $27.2 million as of June 30, 2018, to $61.3 million as of June 30, 2019.

Expenses

Operating expenses for the three and six months ended June 30, 2019 and 2018 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Management fees	$344,705	$115,666	$636,123	$224,536
Incentive fees	320,657	26,927	320,657	26,927
Other operating expenses	149,369	198,350	309,498	376,699
Interest and debt financing expenses	403,240	-	810,651	-
Management fee waiver	(59,979)	(115,666)	(102,354)	(224,536)
Expense reimbursement	(287,657)	(47,540)	(287,657)	(80,392)
Net expenses	$870,335	$177,737	$1,686,918	$323,234

For the three months ended June 30, 2019 and 2018

Total expenses increased to $0.9 million for the three months ended June 30, 2019 from $0.2 million for the same period in the prior year, primarily due to an increase in management fees and interest expense. The increase in management fees of $0.2 million is primarily due to an increase in gross assets and unfunded equity commitments. The increase in interest expense of $0.4 million is driven by both an increase in average daily borrowings of $25.3 million as of June 30, 2019 at an average interest rate to 5.36%. The Company had no borrowings as of June 30, 2018.

For the six months ended June 30, 2019 and 2018

Total expenses increased to $1.7 million for the six months ended June 30, 2019 from $0.3 million for the same period in the prior year primarily due to an increase in management fees and interest expense. The increase in management fees of $0.4 million is primarily due to an increase in gross assets and unfunded equity commitments. The increase in interest expense of $0.8 million is driven by both an increase in average daily borrowings of $25.4 million as of June 30, 2019 at an average interest rate to 5.37%. The Company had no borrowings as of June 30, 2019.

In order to meet the diversification tests required to qualify as a RIC, the Company, on June 28, 2019, acquired $25,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $59,979 for a total gross management fee of $344,705. However, Flat Rock Global did not charge the Company for the portion relating to the acquisition of short-term U.S. Treasury Bills. For the three and six months ended June 30, 2019, the Company incurred management fees of $344,705 and $636,123, respectively. For the three and six months ended June 30, 2018, the Company incurred management fees of $115,666, and $224,536, respectively, all of which were waived by Flat Rock Global.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2019 and 2018, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net change in unrealized gains (losses) on investments	$321,216	$56,504	$(143,024)	$98,374

The unrealized gains are largely attributable to two investments, Canngen Insurance Services and ThreeBridge Solutions. The two investments generated unrealized gains of approximately $0.22 million.

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

Our primary use of funds is investments in senior secured loans of U.S. middle-market companies (“Senior Loans”), payment of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of June 30, 2019, we sold a net 2,492,928 shares of common stock for gross proceeds of approximately $49.7 million. As of June 30, 2019, we had cash and cash equivalents of approximately $5.7 million. As of June 30, 2019, we had approximately $19.6 million principal outstanding under the Credit Facility.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. The Small Business Credit Availability Act (the “SBCAA”) permits a BDC to reduce its asset coverage ratio from 200% to 150% so long as such BDC complies with certain requirements contained within the SBCAA. On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result of the SBCAA, the actions taken by our Board and the satisfaction of the requirement that we provide our stockholders the opportunity to have their shares repurchased through four separate tender offers, we have increased our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%, as of May 30, 2019. As of June 30, 2019, our asset coverage ratio was 353%.

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

Capital Contributions

During the six months ended June 30, 2019, we issued and sold 644,257 shares of our common stock at an aggregate purchase price of $12,745,474.

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

The Loan Agreement provides for an initial $20.0 million in Revolver Commitments (as defined in the Loan Agreement) to be available at closing that the Company can draw down and repay for three years, subject to borrowing base eligibility. The Loan Agreement matures at the earliest of (a) the date that is four (4) years from closing, (b) the date on which FRC Funding terminates the Revolver Commitments pursuant to the Loan Agreement; or (c) the date on which the Revolver Commitments are terminated pursuant to certain events of default under the Loan Agreement; and the Scheduled Revolving Period End Date (as defined in the Loan Agreement) is three years from closing. On December 10, 2018, the Loan Agreement was amended to add Hitachi Capital America Corp. to the definition of “Lenders” and to amend the definition of “Revolver Commitments” to increase the aggregate amount available to the Borrowers under the Revolver Commitments to $30 million, beginning with the effective date of the amendment. On May 31, 2019, the Loan Agreement was amended to revise the definitions for “Asset Coverage Ratio” and “Service Termination Event,” and increase the aggregate amount available to Borrowers under the Revolver Commitments to $35 million, beginning with the effective date of the amendment.

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

The Company has adopted a distribution reinvestment plan (the “DRIP”), effective as of, and first applied to the reinvestment of cash distributions paid on or after May 1, 2019. Under the DRIP, cash distributions paid to participating stockholders will be reinvested in shares at a price equal to the net asset value per share of the shares as of such date. new Stockholders of the Company on or after May 1, 2019 are automatically enrolled in the DRIP unless they affirmatively decline participation in the DRIP. Existing stockholders of the Company prior to May 1, 2019 are given the opportunity to participate in the DRIP. The Company shall use newly-issued Shares to implement the DRIP. The number of newly-issued shares to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by the net asset value per share of the applicable class. There will be no commissions or other sales charges on shares issued to a participating stockholder.

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2019:

				Total
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Declared
11/13/2018	1/26/2019	$0.108	2/6/2019	$201,681
11/13/2018	2/26/2019	0.108	3/6/2019	209,035
2/28/2019	3/26/2019	0.108	4/8/2019	213,723
3/28/2019	4/26/2019	0.111	5/6/2019	224,726
3/28/2019	5/26/2019	0.111	6/6/2019	227,886
5/14/2019	6/26/2019	0.111	7/6/2019	266,811
				$1,343,862

The following table reflects the common stock issued pursuant to the distribution reinvestment plan during the period May 1, 2019 to June 30, 2019:

Declaration	Record	Payment
Date	Date	Date	Shares
3/28/2019	5/26/2019	6/6/2019	2,208
5/14/2019	6/26/2019	7/6/2019	2,220
			4,428

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

ASC Topic 820 clarifies that fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability to a market participant in the principal or most advantageous market for the investment. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as discussed in Note 5 to the Consolidated Financial Statements.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2019 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility	$19,620,330	$-	$-	$19,620,330	$-
Total contractual obligations	$19,620,330	$-	$-	$19,620,330	$-

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

We have analyzed the potential impact of changes in interest rates on interest income from our investments. Assuming that our investments as of June 30, 2019 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase/decrease of approximately $59,714 to our interest income.

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

As of June 30, 2019, all of the investments in our portfolio were at floating rates.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of June 30, 2019 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of June 30, 2019, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on December 31, 2018, except for the following:

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $300.0 million in total assets, (ii) a weighted average cost of funds of 5.38%, (iii) $200.0 million in debt outstanding (i.e., assumes that the maximum amount of debt permitted under the 1940 Act minimum asset coverage requirement is outstanding as of June 30, 2019) and (iv) $100.0 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to stockholders	-13.59%	-8.59%	-3.59%	1.41%	6.41%

Similarly, assuming (i) $300.0 million in total assets, (ii) a weighted average cost of funds of 5.38% and (iii) $200.0 million in debt outstanding (i.e., assuming that the maximum amount of debt permitted under the 1940 Act minimum asset coverage requirement is outstanding as of June 30, 2019), our assets would need to yield an annual return (net of expenses) of approximately 3.59% in order to cover the annual interest payments on our outstanding debt.

Our business could be adversely affected in the event we default under the Credit Facility or any future credit or other borrowing facility.

We have entered into the Credit Facility, through a special purpose wholly-owned subsidiary, FRC Funding I, LLC, with certain financial institutions as lenders, State Bank and Trust Company as the administrative agent and Alostar Capital Finance, as Lead Arranger and Bookrunner. In the event we default under the Credit Facility or any future credit or other borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility or such future credit or other borrowing facility, any of which would have a material adverse effect on our business, ability to pay dividends, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross- acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended June 30, 2019, the Company issued and sold 644,257 shares of its common stock at an aggregate purchase price of $12,745,474. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Articles of Incorporation of Flat Rock Capital Corp. (Incorporated by reference to the initial filing of the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on March 24, 2017.)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

3.3	Bylaws (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 1, 2017.)

10.1	Investment Advisory Agreement (Incorporated by reference to Amendment No. 2 in the Registration Statement on Form 10 (SEC file No. 000-55767) filed with the SEC on May 19, 2017.)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)

10.3	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.4	Custody Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017.)

10.5	Custody Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017.)

10.6	Loan and Security Agreement among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Lenders party thereto, and State Bank and Trust Company as agent for the Lenders, dated October 12, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2018.)

10.7	First Amendment to Loan and Security Agreement by and among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Existing Lender party thereto, State Bank and Trust Company as agent for the Lenders and Hitachi Capital America Corp. as a New Lender, dated December 10, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2018.)

10.8	Second Amendment to Loan and Security Agreement by and among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Existing Lender Party thereto, Cadence Bank, N.A., as successor-by-merger to State Bank and Trust Company, as agent for the Lenders and Hitachi Capital America Corp. as a Lender, dated as of May 31, 2019 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2019.)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flat Rock Capital Corp.

Date: August 14, 2019	/s/ Robert K. Grunewald
	Name:	Robert K. Grunewald
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	/s/ Richard A. Petrocelli
	Name:	Richard A. Petrocelli
	Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)