Form 10-Q
period 2019-09-30
Flat Rock Capital Corp.
filed 2019-11-14
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the registrant had 2,699,149 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Flat Rock Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2019 (Unaudited)	December 31, 2018
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $104,610,702 and $76,887,587, respectively)	$104,412,724	$76,193,199
Cash and cash equivalents	1,730,173	1,179,518
Unrealized appreciation on forward foreign currency contracts	-	369,812
Receivables:
Receivable for sales of investments	172,604	-
Receivable for paydowns of investments	-	205,831
Subscriptions receivable	95,000	-
Due from investment adviser	86,631	89,849
Interest receivable	423,178	421,055
Prepaid expenses and other assets	75,000	75,000
Total Assets	$106,995,310	$78,534,264

Liabilities:
Credit facility, net	$28,064,127	$23,233,011
Payables:
Payable for investments purchased	24,997,769	17,946,607
Distributions payable	247,694	200,145
Management fee payable	372,100	-
Incentive fee payable	70,056	-
Accrued other general and administrative expenses	156,037	299,394
Total Liabilities	$53,907,783	$41,679,157

Commitments and contingencies (Note 8)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding as of September 30, 2019, and December 31, 2018	$-	$-
Common Shares, $0.001 par value; 125,000,000 shares authorized; 2,685,353 as of September 30, 2019, and 1,867,420 as of December 31, 2018 issued and outstanding, respectively	2,685	1,867
Additional paid-in capital	53,546,424	37,367,533
Total distributable earnings	(461,582)	(514,293)
Total Net Assets	$53,087,527	$36,855,107
Total Liabilities and Net Assets	$106,995,310	$78,534,264
Net Asset Value Per Common Share	$19.77	$19.74

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,642,597	$611,020	$4,628,272	$1,461,848
Other income	-	2,682	170,699	6,396
Total investment income from non-controlled, non-affiliated investments	1,642,597	613,702	4,798,971	1,468,244
Total Investment Income	1,642,597	613,702	4,798,971	1,468,244

Expenses:
Management fees	372,100	162,160	1,008,223	386,696
Professional fees	63,013	143,722	186,986	327,407
Incentive fees	70,056	12,328	390,713	39,255
Interest and debt financing expenses	383,835	-	1,194,486	-
Other general and administrative expenses	94,070	119,996	279,594	244,708
Total Expenses	983,074	438,206	3,060,002	998,066
Less: Advisory fee waiver (Note 3)	(86,631)	(162,160)	(476,642)	(386,696)
Less: Expense reimbursement (Note 3)	-	-	-	(12,090)
Net expenses	896,443	276,046	2,583,360	599,280
Net Investment Income (Loss)	746,154	337,656	2,215,611	868,964

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(11,176)	87,341	(282,241)	168,887
Foreign currency transactions	(127,886)	164	222,240	(242)
Total net realized gains (losses)	(139,062)	87,505	(60,001)	168,645
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	129,718	2,666	353,381	95,156
Foreign currency translation	(52,650)	89,574	136,964	(131,310)
Forward foreign currency exchange contracts (Note 2)	186,489	(95,455)	(369,812)	131,313
Total net change in unrealized gains (losses)	263,557	(3,215)	120,533	95,159
Total realized and unrealized gains (losses)	124,495	84,290	60,532	263,804

Net Increase (Decrease) in Net Assets Resulting from Operations	$870,649	$421,946	$2,276,143	$1,132,768

Per Common Share Data:
Basic and diluted net investment income per common share	$0.29	$0.26	$0.99	$0.75
Basic and diluted net increase in net assets resulting from operations	$0.34	$0.32	$1.02	$0.98
Weighted Average Common Shares Outstanding - Basic and Diluted	2,576,614	1,305,073	2,229,818	1,151,840

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$2,215,611	$868,964
Net realized gains (losses) on investments and foreign currency transactions	(60,001)	168,645
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	120,533	95,159
Net Increase (Decrease) in Net Assets Resulting from Operations	2,276,143	1,132,768

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(2,223,432)	(1,114,347)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(2,223,432)	(1,114,347)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	16,705,850	14,421,000
Reinvestment of distributions	240,435	-
Repurchase of common shares	(766,576)	(400,600)
Net Increase in Net Assets Resulting from Capital Share Transactions	16,179,709	14,020,400
Total Increase (Decrease) in Net Assets	16,232,420	14,038,821
Net Assets, Beginning of Period	36,855,107	20,669,649
Net Assets, End of Period	$53,087,527	$34,708,470
Net Asset Value per Common Share	$19.77	$20.03
Common shares outstanding at the end of the period	2,685,353	1,732,435

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$2,276,143	$1,132,768
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	282,241	(168,645)
Net change in unrealized (gains)/losses on investments and foreign currency translations	(490,345)	36,154
Net change in unrealized (appreciation)/depreciation on forward foreign currency contracts	369,812	(131,313)
Net accretion of discount on investments	(32,069)	(16,950)
Purchases of investments	(142,584,195)	(72,145,684)
Proceeds from sale of investments	114,604,843	53,028,116
Amortization of deferred financing cost	92,358	-
Changes in operating assets and liabilities:
Receivable for sales of investments	(172,604)	(3,021,240)
Interest receivable	(2,123)	(23,606)
Due from investment adviser	3,218	507,943
Receivable for paydowns of investments	205,831	12,658
Prepaid expenses and other assets	-	(75,000)
Payable for investments purchased	7,051,162	14,232,598
Management fees payable	372,100	-
Incentive fee payable	70,056	39,255
Accrued other general and administrative expenses	(143,357)	(15,505)
Net cash used in operating activities	(18,096,929)	(6,608,451)
Cash Flows from Financing Activities:
Borrowings on credit facility	36,066,472	-
Payments on credit facility	(31,275,307)	-
Deferred financing costs	(52,407)	-
Distributions paid in cash	(2,175,883)	(1,077,100)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $95,000 and $100,000, respectively	16,851,285	14,521,000
Repurchase of common shares	(766,576)	(400,600)
Net cash provided by financing activities	18,647,584	13,043,300
Net increase in cash and cash equivalents	550,655	6,434,849
Cash and cash equivalents, beginning of period	1,179,518	1,244,044
Cash and cash equivalents, end of period	$1,730,173	$7,678,893

Supplemental and Non-Cash Information:
Interest paid during the period	$1,194,486	$-
Distributions declared during the period	$2,223,432	$-
Reinvestment of distributions during the period	$240,435	$-
Distributions payable	$247,694	$-

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of September 30, 2019

Portfolio		Interest	Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of Net
Company(3)	Industry	Rate	Date	Date	Par	Cost(1)(6)	Value	Assets
Debt Investments
First Lien Senior Secured(2)
AIS HoldCo, LLC(7)	Insurance Services	3M USD L + 5.00% (0% Floor)	8/15/2018	8/15/2025	$3,900,000	$3,900,561	$3,851,250	7.3%
Broder Bros Co.(5)(7)	Wholesale	1M USD L + 8.50% (1% Floor)	1/30/2019	12/2/2022	1,943,139	1,943,139	1,943,139	3.7%
Censis Technologies, Inc.	Software	1M USD L + 8.30% (1% Floor)	8/19/2019	9/27/2023	5,000,000	4,901,786	5,000,000	9.4%
Ceva Logistics Finance B.V.(4)	Transportation: Cargo	1M USD L + 5.00% (0% Floor)	2/22/2019	8/4/2025	2,992,500	2,906,023	2,693,250	5.1%
Coastal Construction Products(7)	Construction & Building	2M USD L + 5.125% (1% Floor)	10/10/2018	9/4/2024	3,941,990	3,899,043	3,941,990	7.4%
Diversified Risk Holdings	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	14,887,500	14,766,771	14,887,500	28.0%
Hill International, Inc.(7)	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,466,250	1,460,563	1,462,584	2.8%
Isagenix International LLC(7)	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	4/25/2025	2,811,699	2,820,375	2,530,529	4.8%
Mills Fleet Farms(7)	Consumer Goods	1M USD L + 6.25% (1% Floor)	10/19/2018	10/19/2024	4,962,500	4,874,132	4,924,785	9.3%
NM Z Parent Inc (Zep Inc)(7)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	984,925	974,778	813,252	1.5%
North Pole US LLC(4)(5)	Aerospace & Defense	3M USD L + 7.00% (0% Floor)	4/10/2019	4/10/2025	1,950,000	1,762,535	1,792,830	3.4%
Potpourri Group, Inc.(5)(7)	Direct Selling	1M USD L + 8.25% (0% Floor)	7/3/2019	7/3/2024	9,937,500	9,839,761	9,838,125	18.5%
Specialist Resources Global Inc.(7)	Healthcare Services	1M USD L + 5.25% (0% Floor)	9/23/2019	9/23/2025	3,333,333	3,291,756	3,291,667	6.2%
Spencer Gifts LLC(7)	Retail	1M USD L + 6.00% (0% Floor)	6/14/2019	6/12/2026	5,000,000	4,901,556	4,900,000	9.2%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,592	281,251	0.5%
ThreeBridge Solutions Term Loan(5)(7)	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	5,237,469	5,185,827	5,300,319	10.0%
World Insurance Associates, LLC(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.50% (1% Floor)	7/2/2018	7/18/2024	3,190,506	3,162,645	3,158,601	5.9%
World Insurance Associates, LLC Delayed Draw(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.50% (1% Floor)	7/2/2018	7/18/2024	1,697,193	1,690,845	1,680,221	3.2%
Total First Lien Senior Secured					$73,514,420	$72,557,688	$72,291,293	136.2%

Total Debt Investments					$73,514,420	$72,557,688	$72,291,293	136.2%

Private Fund Investments
BCP Great Lakes Fund LP(4)(8)(9)	Investment Vehicles	-	8/9/2019	-	7,055,245	7,055,245	7,123,681	13.4%
Total Private Fund Investments					7,055,245	$7,055,245	$7,123,681	13.4%

	Yield to	Maturity	Acquisition	Number of	Principal /	Amortized	Fair	Percentage
Security(3)	Maturity	Date	Date	Shares	Par	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	10/3/2019	9/30/2019	25,000,000	$25,000,000	$24,997,769	$24,997,750	47.1%
Total U.S. Government Securities					25,000,000	24,997,769	24,997,750	47.1%

Total Investments					$105,569,665	$104,610,702	$104,412,724	196.7%
Liabilities in Excess of Other Assets							(51,325,197)	(96.7)%
Net assets							$53,087,527	100.0%

Forward foreign currency exchange contracts outstanding as of September 30, 2019 were as follows:

							Unrealized
Currency					Purchase	Expiration	Appreciation
Purchased		Currency Sold		Counterparty	Date	Date	(Depreciation)

USD	4,740,331	CAD	6,435,000	Bannockburn Global Forex, LLC	1/2/2019	12/31/2019	(127,622)
CAD	6,435,000	USD	4,740,331	Bannockburn Global Forex, LLC	9/4/2019	12/31/2019	127,622

CAD Canadian Dollar
USD United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of September 30, 2019, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 2.02%, 2.07%, and 2.09%, respectively.

(3)	As of September 30, 2019, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2019, 10.85% of the Company's total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of September 30, 2019.

(6)	As of September 30, 2019, the tax cost of the Company's investments approximates their amortized cost.

(7)	Security or portion thereof held within FRC Funding I, LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with State Bank and Trust Company (see Note 6 to the consolidated financial statements).

(8)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2019, the aggregate fair value of these securities is $7,123,681 or 13.42% of net assets.

(9)	The BCP Great Lakes Fund LP is a limited partnership commitment, and has a three year reinvestment period expiring November 27, 2021, and is subject to two (2) one year extensions thereof with the consent of BMO Harris Bank and BC Partners Advisors, L.P.

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2018

Portfolio Company (3)	Industry	Interest Rate	Acquisition Debt	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments First Lien Senior Secured(2)
AIS HoldCo, LLC(5) (8)	Insurance Services	3M USD L + 5.00% (1% Floor)	8/15/2018	8/15/2025	$3,975,000	$3,975,330	$3,955,125	10.7%
American Dental Partners, Inc.(8)	Healthcare Services	3M USD L + 4.25% (1% Floor)	11/14/2018	8/30/2021	1,000,000	997,564	985,000	2.7%
Bomgar Corporation(8)	Computers & Electronics	3M USD L + 4.00% (1% Floor)	4/17/2018	4/17/2025	2,736,250	2,744,413	2,619,959	7.1%
Canngen Insurance Services, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	15,000,000	14,854,433	14,850,000	40.3%
Coastal Construction Products	Construction & Building	2M USD L + 5.375% (1% Floor)	10/10/2018	9/4/2024	3,995,882	3,947,388	3,955,924	10.7%
Deliver Buyer, Inc.(8)	Capital Equipment	3M USD L + 5.00% (1% Floor)	6/14/2018	5/1/2024	497,475	496,315	486,928	1.3%
Elo Touch Solutions(5)(8)	High Tech Industries	3M USD L + 6.50% (1% Floor)	12/7/2018	12/5/2025	1,000,000	950,000	950,000	2.6%
Envision Healthcare, Inc.(8)	Healthcare Services	1M USD L + 3.75% (1% Floor)	9/28/2018	10/10/2025	2,000,000	1,995,040	1,860,000	5.0%
GI Revelation Acquisition LLC(8)	Business Services	1M USD L + 5.00% (1% Floor)	4/11/2018	4/11/2025	746,873	743,357	743,139	2.0%
Hill International, Inc.(8)	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,477,500	1,471,084	1,473,806	4.0%
Idera, Inc.(8)	Computers & Electronics	1M USD L + 4.50% (1% Floor)	6/29/2017	6/28/2024	1,331,507	1,329,303	1,338,164	3.6%
Isagenix International LLC(8)	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	6/14/2025	2,925,000	2,935,223	2,827,598	7.7%
JP Intermediate Term Loan(8)	Direct Selling	3M USD L + 5.50% (1% Floor)	10/19/2018	11/15/2025	500,000	495,073	495,000	1.3%
Logibec Inc.(4)	Healthcare IT	1M CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	4,563,960	4,686,491	4,518,321	12.3%
MHVC Acquisition Corp (Magnolia/Peraton)(8)	Aerospace and Defense	3M USD L + 5.25% (1% Floor)	9/21/2018	4/28/2024	994,949	989,975	962,614	2.6%
Mills Fleet Farms(8)	Consumer Goods	1M USD L + 6.25% (1% Floor)	10/19/2018	10/19/2024	5,000,000	4,902,388	4,900,000	13.4%
MRO Holdings, Inc.(8)	Transportation	3M USD L + 5.25% (1% Floor)	10/20/2017	10/25/2023	990,000	981,904	990,000	2.7%
Next Level Apparel, Inc.(8)	Consumer Goods	1M USD L + 6.00% (1% Floor)	7/27/2018	7/26/2024	1,987,500	1,968,004	1,967,625	5.3%
NM Z Parent Inc (Zep Inc)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	992,462	981,013	876,642	2.4%
Octave Music Group, Inc.(8)	Broadcasting & Subscription	1M USD L + 4.75% (1% Floor)	10/17/2017	5/28/2021	987,212	992,027	987,212	2.7%
ScribeAmerica (HealthChannels)(8)	Healthcare Services	1M USD L + 4.50% (1% Floor)\	10/31/2018	4/3/2025	997,487	987,561	987,513	2.7%
ThreeBridge Solutions Delayed Draw (7)(8)	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,232	275,136	0.6%
ThreeBridge Solutions Term Loan(8)	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	5,456,700	5,394,248	5,402,133	14.7%
World Insurance Associates, LLC Delayed Draw(5)(7)(8)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	332,446	325,366	317,447	0.9%
World Insurance Associates, LLC(5)(8)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	2,493,750	2,469,748	2,468,813	6.7%
Total First Lien Senior Secured					$62,259,869	$61,888,480	$61,194,099	166.1%
Total Debt Investments					$62,259,869	$61,888,480	$61,194,099	166.1%

Security(3)	Yield to Maturity	Maturity Date	Acquisition Date	Number of Shares	Principal / Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	1/3/2019	12/31/2018	15,000,000	$15,000,000	$14,999,107	$14,999,100	40.70%
Total U.S. Government Securities					15,000,000	14,999,107	14,999,100	40.70%
Total Investments					$77,259,869	$76,887,587	$76,193,199	206.70%
Liabilities in Excess of Other Assets							(39,338,092)	(106.70)%
Net assets							$36,855,107	100.0%

Forward foreign currency exchange contracts outstanding as of December 31, 2018 were as follows:

				Expiration	Unrealized Appreciation
Currency	Purchased	Currency Sold	Counterparty	Date	(Depreciation)
USD	5,090,981	CAD	6,435,000 Bannockburn Global Forex, LLC	1/31/2019	369,812

CAD	Canadian Dollar
USD	United States Dollar

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. As of December 31, 2018, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 2.50%, 2.61%, and 2.81%, respectively. As of December 31, 2018, CDOR was 2.25%.

(3)	As of December 31, 2018, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. As of December 31, 2018, 5.60% of the Company’s total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of December 31, 2018.

(6)	As of December 31, 2018, the tax cost of the Company’s investments approximates their amortized cost.

(7)	Of the entire $1,499,837 commitment to World Insurance Associates, LLC Delayed Draw, $1,167,391 was unfunded as of December 31, 2018. As such, no interest is being earned on this investment. The investment is subject to a 0.50% commitment fee (see Note 8 to the consolidated financial statements).

(8)	Security or portion thereof held within FRC Funding I, LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with State Bank and Trust Company (see Note 6 to the consolidated financial statements).

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

Cash and Cash Equivalents

Cash and cash equivalents may include demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than- not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the State of Maryland Department of Assessments and Taxation.

Valuation of Portfolio Investments

The Board has established procedures for the valuation of the Company’s investment portfolio. The valuation committee, which is comprised of the independent members of the Board, is responsible for executing the valuation policy, with assistance from Flat Rock Global and one or more independent valuation firms. These procedures are detailed below.

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

Investments in private investment companies are measured based upon NAV as a practical expedient to determine fair value. The Company applies the practical expedient to private investment companies on an investment-by-investment basis, and consistently with the Company's entire position in a particular investment, unless it is probable that the Company will sell a portion of an investment at an amount different from the NAV of the investment. Each of these investments has certain restrictions with respect to rights of withdrawal by the Company as specified in the respective agreements. Generally, the Company is required to provide notice of its intent to withdraw after the investment has been maintained for a certain period of time. The management agreements of the private investment companies provide for compensation to the managers in the form of fees ranging from 0% to 2% annually of the net assets and performance incentive allocations or fees ranging from 0% to 20% on net profits earned.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies. In addition, the Company may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance- based fees.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded. As of September 30, 2019, the balance of deferred financing costs was $403,939, included in Credit Facility, net of $28,064,127 on the consolidated statement of assets and liabilities.

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

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the nine months ended September 30, 2019, the Company utilized forward foreign currency contracts to hedge its foreign currency exposure.

The following table provides quantitative disclosures about fair values of, and unrealized appreciation (depreciation) on, the Company’s derivative instruments as of and for the nine months ended September 30, 2019, grouped by contract type and risk exposure category.

Derivatives
Unrealized appreciation (depreciation) on forward foreign currency exchange contracts
Forward Contracts	$-
Derivative Liabilities	$-

The following table lists the amount of change in unrealized appreciation (depreciation) included in net increase (decrease) in net assets resulting from operations during the nine months ended September 30, 2019, grouped by contract type and risk exposure.

Derivative Type	Consolidated Statement of Operation Location	Foreign Currency Contracts	Total

Forward Contracts	Net change in unrealized gains (losses) from forward foreign currency exchange contracts	$(369,812)	$(369,812)
		$(369,812)	$(369,812)

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended September 30, 2019, the Company's average volume of forward foreign currency exchange contracts was as follows:

Notional Amount

$7,110,497

During the nine months ended September 30, 2019, the Company’s average volume of forward foreign currency exchange contracts was as follows:

Notional Amount

$6,013,077

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

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities. As of September 30, 2019, all foreign security and currency translations were closed out as a result of the Logibec Inc. sale.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has adopted certain disclosures of ASU 2018-13 and delayed adoption of additional disclosures as permitted by the standard.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on September 30, 2019, acquired $25,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $86,631 for a total gross management fee of $372,100; however, Flat Rock Global waived the portion relating to the acquisition of short-term U.S. Treasury Bills. For the nine months ended September 30, 2019, the Company incurred management fees of $1,008,223 in which management fees of $188,985 were waived by Flat Rock Global.

The incentive fee consists of two parts. The first part, which is referred to as the incentive fee on income, is calculated and payable quarterly in arrears based on 15% of the Company’s pre-incentive fee net investment income for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.5% (6.0% annualized), subject to a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre- incentive fee net investment income is payable except to the extent that 15.0% of the cumulative net increase in net assets resulting from operations for the prior twelve quarters exceeds the cumulative incentive fees accrued and/or paid for the prior twelve quarters. In other words, any incentive fee on income that is payable in a calendar quarter is limited to the lesser of (i) 15.0% of the amount by which the Company’s pre- incentive fee net investment income for such calendar quarter that exceeds the 1.5% hurdle, subject to the “catch-up” provision and (ii) (x) 15.0% of the cumulative net increase in net assets resulting from operations for the prior twelve quarters minus (y) the cumulative incentive fees accrued and/or paid for the prior twelve quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses since inception.

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

For the nine-month period ended September 30, 2019, the Company incurred incentive fees on income of $390,713 of which $287,657 of the fees were waived by Flat Rock Global.

For the nine-month period ended September 30, 2018, the Company did not incur incentive fees on income.

The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Flat Rock Global if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though Flat Rock Global is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the nine-month periods ended September 30, 2019 and 2018, the Company did not accrue capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

Administration Agreement

The Company entered into an Administration Agreement with Flat Rock Global to serve as its administrator. Pursuant to the Administration Agreement, Flat Rock Global provides the Company with services such as accounting, financial reporting, legal and compliance support and investor relations support necessary for the Company to operate or has engaged a third-party firm to perform some or all of these functions. The Company does not pay Flat Rock Global any fees pursuant to the Administration Agreement. The Company reimburses Flat Rock Global for administrative expenses it incurs as a result of providing these services. Beginning on May 3, 2017, Flat Rock Global agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the nine months ended September 30, 2019, there was no expense reimbursement for audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the nine months ended September 30, 2018, the reimbursement totaled $12,090. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$72,557,688	$72,291,293	$61,888,480	$61,194,099
Private Fund	7,055,245	7,123,681	-	-
U.S. Government Securities	24,997,769	24,997,750	14,999,107	14,999,100
	104,610,702	104,412,724	76,887,587	76,193,199
Forward foreign currency exchange contracts	-	-	-	369,812
Total Investments	$104,610,702	$104,412,724	$76,887,587	$76,563,011

As of September 30, 2019, approximately 14.7% of the investment portfolio at amortized cost and 14.6% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Luxembourg and Switzerland, or non-controlled investment companies. Such investments are not qualifying assets as defined by Section 55(a) of the 1940 Act.

The industry composition of investments based on fair value as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018

U.S. Government Securities	24.0%	19.6%
Insurance Services	18.0%	24.6%
Direct Selling	11.9%	4.3%
Investment Vehicles	6.8%	0.0%
IT Implementation	5.4%	7.4%
Software	4.8%	0.0%
Consumer Goods	4.7%	9.0%
Retail	4.7%	0.0%
Banking, Finance, Insurance & Real Estate	4.6%	0.0%
Construction & Building	3.8%	5.2%
Healthcare Services	3.2%	5.0%
Transportation: Cargo	2.6%	0.0%
Wholesale	1.8%	0.0%
Aerospace and Defense	1.6%	1.3%
Business Services	1.3%	2.9%
Chemicals & Allied Products	0.8%	1.1%
Healthcare IT	0.0%	5.9%
Computers & Electronics	0.0%	5.2%
Transportation	0.0%	1.3%
High Tech Industries	0.0%	1.2%
Broadcasting & Subscription	0.0%	1.3%
Capital Equipment	0.0%	0.6%
Insurance Brokerage	0.0%	3.6%
Forward Foreign Currency Exchange Contracts	0.0%	0.5%
Total	100.0%	100.0%

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The geographic composition of investments based on fair value as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018

United States:
Northeast	32.5%	14.4%
U.S. Government Securities	23.9%	19.7%
West	16.7%	27.0%
Southeast	11.7%	12.1%
Midwest	10.1%	13.9%
South	0.8%	7.0%
Switzerland	2.6%	0.0%
Luxembourg	1.7%	0.0%
Canada	0.0%	5.9%
Total	100.0%	100.0%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of September 30, 2019 and December 31, 2018. Assets valued using NAV as a practical expedient, an indicator of fair value, are listed in a separate column to permit reconciliation to totals in the Consolidated Statement of Assets and Liabilities:

	Fair Value Hierarchy as of September 30, 2019
Investments:	Level 1	Level 2	Level 3	Investments Valued at Net Asset Value	Total
First-lien senior secured debt	$-	$-	$72,291,293	-	$72,291,293
Private Fund	-	-	-	7,123,681	7,123,681
U.S. Government Securities	-	24,997,750	-	-	24,997,750
Forward foreign currency exchange contracts	-	-	-	-	-
Total Investments	$-	$24,997,750	$72,291,293	7,123,681	$104,412,724

	Fair Value Hierarchy as of December 31, 2018
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$-	$61,194,099	$61,194,099
U.S. Government Securities	-	14,999,100	-	14,999,100
Forward foreign currency exchange contracts	-	369,812	-	369,812
Total Investments	$-	$15,368,912	$61,194,099	$76,563,011

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended
First-lien senior secured debt	September 30, 2019	September 30, 2018
Fair value, beginning of period	$60,103,953	$27,153,149
Purchases of investments	18,091,665	29,852,709
Proceeds from principal payments and sales of investments	(5,891,094)	(20,114,933)
Net change in unrealized gain (loss)	5,141	92,291
Net accretion of discount on investments	(18,372)	3,237
Transfers into (out of) Level 3	-	-
Fair value, end of period	$72,291,293	$36,986,453

	For the Nine Months Ended
First-lien senior secured debt	September 30, 2019	September 30, 2018
Fair value, beginning of period	$61,194,099	$19,718,232
Purchases of investments	75,536,620	51,649,163
Proceeds from principal payments and sales of investments	(64,891,190)	(34,361,774)
Net change in unrealized gain (loss)	419,695	(36,118)
Net accretion of discount on investments	32,069	16,950
Transfers into (out of) Level 3	-	-
Fair value, end of period	$72,291,293	$36,986,453

The following table presents the net change in unrealized gains/(losses) for the period relating to these Level 3 assets that were still held by the Company at the end of the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended
Net Change in Unrealized Gain (Loss)	September 30, 2019	September 30, 2018

First-lien senior secured debt	$15,791	$92,291

	For the Nine Months Ended
Net Change in Unrealized Gain (Loss)	September 30, 2019	September 30, 2018

First-lien senior secured debt	$52,598	$(36,118)

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve–month EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market-based approach as of September 30, 2019, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies.

The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of an investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income-based approach as of September 30, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2019 and December 31, 2018. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2019
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
First-lien senior secured debt	$18,138,125	Recent transaction	Transaction price	99.00 - 100.00 (99.23)
First-lien senior secured debt	54,153,168	Market & income approach	EBITDA multiple	6.5x - 22.0x (11.9x)
	$72,291,293		Revenue multiple Discount rate	0.4x - 4.7x (2.0x) 5.73% - 12.28% (9.68%)

	As of December 31, 2018
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
First-lien senior secured debt	$37,072,165	Recent transaction	Transaction price	95.00 - 99.50 (98.50)
First-lien senior secured debt	24,121,934	Market & income approach	EBITDA multiple	7.8x - 10.2x (8.99x)
	$61,194,099		Discount rate	6.75% - 8.75% (7.79%)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% after such borrowing. As of May 30, 2019, as a result of complying with the requirements set forth in the Small Business Credit Availability Act (“SBCAA”), the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2019 and December 31, 2018, the Company’s asset coverage ratio was 288% and 250%, respectively.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Debt obligations consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$35,000,000	$28,356,144	$1,150,534	$28,064,127
Total debt	$35,000,000	$28,356,144	$1,150,534	$28,064,127

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.

(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $0.4 million, accrued interest of $0.1 million and loan servicing fees.

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$30,000,000	$23,668,554	$576,091	$23,233,011
Total debt	$30,000,000	$23,668,554	$576,091	$23,233,011

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.

(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $0.4 million, accrued interest of $0.1 million and loan servicing fees.

Average debt outstanding during the three and nine months ended September 30, 2019 was $25,100,768 and $25,296,055, respectively.

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

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended
	September 30, 2019	September 30, 2018

Interest expense	$350,295	$-
Amortization of debt issuance costs	33,540	-
Total interest expense	$383,835	$-
Average interest rate	5.06%

	For the Nine Months Ended
	September 30, 2019	September 30, 2018

Interest expense	$1,102,128	$-
Amortization of debt issuance costs	92,358	-
Total interest expense	$1,194,486	$-
Average interest rate	5.24%

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

Note 7. Share Transactions

Offering Proceeds

During the nine months ended September 30, 2019, the Company issued and sold 856,679 shares at an aggregate purchase price of $16.9 million.

Distributions

The following table reflects the distributions declared on shares during the nine months ended September 30, 2019:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
11/13/2018	1/26/2019	$0.108	2/6/2019		$201,660
11/13/2018	2/26/2019	0.108	3/6/2019		209,035
2/28/2019	3/26/2019	0.108	4/8/2019		213,723
3/28/2019	4/26/2019	0.111	5/6/2019		224,726
3/28/2019	5/26/2019	0.111	6/6/2019		227,886
5/14/2019	6/26/2019	0.111	7/6/2019		266,832
5/14/2019	7/26/2019	0.114	8/6/2019		284,194
5/14/2019	8/26/2019	0.114	9/6/2019		295,882
8/12/2019	9/26/2019	0.114	10/7/2019	(1)	299,494
					$2,223,432

(1)	As of September 30, 2019, this distribution had not been paid, which consisted of a cash dividend of $247,694 and dividends reinvested of $51,800. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distributions declared on shares during the nine months ended September 30, 2018:

		Distribution
Declaration	Record	Per	Payment	Distribution
Date	Date	Share	Date	Declared
1/26/2018	1/26/2018	$0.108	2/6/2018	$111,504
2/26/2018	2/26/2018	0.108	3/6/2018	113,258
3/26/2018	3/26/2018	0.108	4/6/2018	113,554
4/26/2018	4/26/2018	0.108	5/6/2018	115,928
5/26/2018	5/26/2018	0.108	6/6/2018	117,519
6/26/2018	6/26/2018	0.108	7/6/2018	122,506
7/26/2018	7/26/2018	0.108	8/6/2018	135,436
8/26/2018	8/26/2018	0.108	9/6/2018	136,430
9/26/2018	9/26/2018	0.108	10/6/2018	148,212
				$1,114,347

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the period May 1, 2019 to September 30, 2019:

Declaration	Record	Payment
Date	Date	Date	Shares
3/28/2019	5/26/2019	6/6/2019	2,208
5/14/2019	6/26/2019	7/6/2019	2,220
5/14/2019	7/26/2019	8/6/2019	2,503
5/14/2019	8/26/2019	9/6/2019	2,605
8/12/2019	9/26/2019	10/7/2019	2,605
			12,141

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

On April 1, 2019, following approval from the Board, the Company filed a quarterly tender offer to repurchase up to 98,946 shares of the Company’s issued and outstanding common stock, at a price equal to the net asset value per share on April 29, 2019. The tender offer represented 5% of the Company’s total issued and outstanding shares as of March 28, 2019. The tender offer expired at 11:59 P.M., Central Time, on April 29, 2019 (the “Expiration Date”). As of the Expiration Date, 18,750 shares were validly tendered and not withdrawn pursuant to the tender offer. In accordance with the terms of the tender offer, the Company purchased all 18,750 shares validly tendered and not withdrawn at a price equal to $19.80 per share for an aggregate purchase price of approximately $371,250.

On July 16, 2019, following approval from the Board, the Company filed a quarterly tender offer to repurchase up to 122,269 shares of the Company’s issued and outstanding common stock, at a price equal to the net asset value per share on August 14, 2019. The tender offer represented 5% of the Company’s total issued and outstanding shares as of June 28, 2019. The tender offer expired at 11:59 P.M., Central Time, on August 14, 2019 (the “Expiration Date”). As of the Expiration Date, 19,996 shares were validly tendered and not withdrawn pursuant to the tender offer. In accordance with the terms of the tender offer, the Company purchased all 19,996 shares validly tendered and not withdrawn at a price equal to $19.77 per share for an aggregate purchase price of approximately $395,326.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $2,911,122 of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of September 30, 2019. As of September 30, 2019, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2019 is shown in the table below:

		As of
	Expiration Date(1)	September 30, 2019

Coastal Construction Products	9/4/2020	$1,000,000
Specialist Resources Global Inc.	9/26/2021	1,666,667
BCP Great Lakes Fund LP	11/27/2021	244,455
Total unfunded commitments		$2,911,122

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2018 is shown in the table below:

		As of
	Expiration Date(1)	December 31, 2018

World Insurance Associates, LLC	7/18/2024	$1,167,391
Total unfunded commitments		$1,167,391

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2019, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2019 and 2018, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net increase in net assets resulting from operations	$870,649	$421,946	$2,276,143	$1,132,768
Weighted average common shares of common stock outstanding - basic and diluted	2,576,614	1,305,073	2,229,818	1,151,840
Earnings per common share - basic and diluted	$0.34	$0.32	$1.02	$0.98

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$19.74	$20.02

Results of Operations:
Net Investment Income(1)	0.99	0.75
Net Realized and Unrealized Gain (Loss) on Investments(1)	0.03	0.23
Net Increase (Decrease) in Net Assets Resulting from Operations	1.02	0.98

Distributions to Common Stockholders
Distributions from Net Investment Income	(1.00)	(0.97)
Net Decrease in Net Assets Resulting from Distributions	(1.00)	(0.97)
Net Asset Value, End of Period	$19.77	$20.03

Shares Outstanding, End of Period	2,685,353	1,732,435

Ratio/Supplemental Data
Net assets, end of period	$53,087,527	$34,708,470
Weighted-average shares outstanding	2,229,818	1,151,840
Total Return(3)	5.21%	4.91%
Portfolio turnover	93.3%	131.8%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	9.13%	5.28%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	7.71%	3.17%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	5.19%	2.49%
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	6.61%	4.60%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	The ratios reflect an annualized amount.

(3)	Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.

(4)	Includes interest expense of 3.14% which is not subject to reimbursement by Flat Rock Global.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On October 1, 2019, as amended on October 9, 2019, following approval from the Board, the Company filed a tender offer to repurchase up to 134,268 shares of the Company’s issued and outstanding common stock, at a price equal to the net asset value per share on November 6, 2019. The tender offer represents 5% of the Company’s total issued and outstanding shares as of September 30, 2019. The tender offer expired at 11:59 P.M. Central Time, on November 6, 2019.

On October 7, 2019, the Company paid a distribution of $0.114 per share, or $299,494, of which a cash dividend of $247,694 was paid.

On October 29, 2019, the Company issued and sold 49,064 shares of its common stock at an aggregate purchase price of $970,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On November 6, 2019, the Company paid a distribution of $0.114 per share, or $306,130, of which a cash dividend of $253,889 was paid.

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

Flat Rock Capital Corp. (“Flat Rock”) has made in investment alongside BC Partners Advisors, L.P. (“BC Partners”) and BMO Harris Bank (“BMO”) in a joint venture lending program, BCP Great Lakes Fund L.P. (the “JV”). The JV underwrites and holds a diversified portfolio of first lien, senior secured, floating-rate loans to private equity backed middle-market companies. BMO provides the first lien term loans with senior financing, while BC Partners and Flat Rock own the equity in the JV.

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

Beginning on May 3, 2017, commencement of our operations, Flat Rock Global agreed to voluntarily reimburse us for certain operating expenses, including audit, fund accounting, fund administration, insurance, legal, valuation, and other expenses. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the three and nine months ended September 30, 2019, there was no expense reimbursement for audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the three and nine months ended September 30, 2018, the reimbursement totaled $0 and $12,090, respectively. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Portfolio and Investment Activity

As of September 30, 2019, our weighted average total yield of debt and income producing securities at fair value was 9.54%, and our weighted average total yield of debt and income producing securities at amortized cost was 9.44%.

As of September 30, 2019, we had 19 debt and private investments in 17 portfolio companies with an aggregate fair value of approximately $79.4 million.

Our investment activity for the three months ended September 30, 2019 and 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended
	September 30, 2019	September 30, 2018

New investments:
Gross investments	$25,146,910	$29,852,709
Less: sold investments	(5,909,466)	(20,111,697)
Total new investments	19,237,444	9,741,012

Principal amount of investments funded:
First-lien senior secured debt investments	$18,091,665	$29,852,709
Private fund	7,055,245	-
Total principal amount of investments funded	25,146,910	29,852,709

Principal amount of investments sold:
First-lien senior secured debt investments	5,909,466	20,111,697
Total principal amount of investments sold or repaid	5,909,466	20,111,697

Number of new investment commitments	3	11
Average new investment commitment amount	$6,111,111	$885,547
Weighted average maturity for new investment commitments	4.9 years	5.3 years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average interest rate of new investment commitments	9.92%	7.13%
Weighted average spread LIBOR of new floating rate investment commitments	7.72%	4.83%
Weighted average interest rate on investment sold or paid down	8.09%	7.41%

As of September 30, 2019, and December 31, 2018, our investments consisted of the following:

	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
Investments:	Cost	Value	Cost	Value
First-lien senior secured debt	$72,557,688	$72,291,293	$61,888,480	$61,194,099
Private Fund	7,055,245	7,123,681	-	-
U.S. Government Securities	24,997,769	24,997,750	14,999,107	14,999,100
Forward foreign currency exchange contracts	-	-	-	369,812
Total Investments	$104,610,702	$104,412,724	$76,887,587	$76,563,011

The table below describes investments by industry composition based on fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

U.S. Government Securities	24.0%	19.6%
Insurance Services	18.0%	24.6%
Direct Selling	11.9%	4.3%
Investment Vehicles	6.8%	0.0%
IT Implementation	5.4%	7.4%
Software	4.8%	0.0%
Consumer Goods	4.7%	9.0%
Retail	4.7%	0.0%
Banking, Finance, Insurance & Real Estate	4.6%	0.0%
Construction & Building	3.8%	5.2%
Healthcare Services	3.2%	5.0%
Transportation: Cargo	2.6%	0.0%
Wholesale	1.8%	0.0%
Aerospace and Defense	1.6%	1.3%
Business Services	1.3%	2.9%
Chemicals & Allied Products	0.8%	1.1%
Healthcare IT	0.0%	5.9%
Computers & Electronics	0.0%	5.2%
Transportation	0.0%	1.3%
High Tech Industries	0.0%	1.2%
Broadcasting & Subscription	0.0%	1.3%
Capital Equipment	0.0%	0.6%
Insurance Brokerage	0.0%	3.6%
Forward Foreign Currency Exchange Contracts	0.0%	0.5%
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

United States:
Northeast	32.5%	14.4%
U.S. Government Securities	23.9%	19.7%
West	16.7%	27.0%
Southeast	11.7%	12.1%
Midwest	10.1%	13.9%
South	0.8%	7.0%
Canada	0.0%	5.9%
Switzerland	2.6%	0.0%
Luxembourg	1.7%	0.0%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Weighted average total yield of debt and income producing securities	9.54%	9.18%
Weighted average interest rate of debt and income producing securities	9.09%	8.73%
Weighted average spread over LIBOR of all floating rate investments	6.78%	6.24%

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

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table presents the ratings of our portfolio investments at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
		Percentage		Percentage
1	$5,000,000	6.9%	$-	0.0%
2	63,947,512	88.5%	60,317,457	98.6%
3	3,343,781	4.6%	876,642	1.4%

Total	$72,291,293	100.0%	$61,194,099	100.0%

Results of Operations

The following table represents the operating results for the for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total investment income	$1,642,597	$613,702	$4,798,971	$1,468,244
Less: Net expenses	896,443	276,046	2,583,360	599,280
Net investment income	746,154	337,656	2,215,611	868,964
Net realized gains (losses) on investments	(139,062)	87,505	(60,001)	168,645
Net change in unrealized gains (losses) on investments	263,557	(3,215)	120,533	95,159
Net increase in net assets resulting from operations	$870,649	$421,946	$2,276,143	$1,132,768

Investment Income

Investment income for the three and nine months ended September 30, 2019 and 2018, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest from investments	$1,642,597	$611,020	$4,628,272	$1,461,848
Other income	-	2,682	170,699	6,396
Total investment income	$1,642,597	$613,702	$4,798,971	$1,468,244

For the three months ended September 30, 2019 and 2018

Investment income increased to approximately $1.6 million for the three months ended September 30, 2019 from approximately $0.6 million for the same period in the prior year, primarily due to an increase in interest income as a result of an increase in the size of our investment portfolio. Our investment portfolio, at par, excluding U.S. government securities, increased from approximately $36.9 million as of September 30, 2018, to approximately $80.6 million as of September 30, 2019.

For the nine months ended September 30, 2019 and 2018

Investment income increased to approximately $4.8 million for the nine months ended September 30, 2019 from approximately $1.5 million for the same period in the prior year, primarily due to an increase in interest income as a result of an increase in the size of our investment portfolio. Our investment portfolio, at par, excluding U.S. government securities, increased from approximately $36.9 million as of September 30, 2018, to approximately $80.6 million as of September 30, 2019.

Expenses

Operating expenses for the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Management fees	$372,100	$162,160	$1,008,223	$386,696
Incentive fees	70,056	12,328	390,713	39,255
Other operating expenses	157,083	263,718	466,580	572,115
Interest and debt financing expenses	383,835	-	1,194,486	-
Advisory fee waiver	(86,631)	(162,160)	(476,642)	(386,696)
Expense reimbursement	-	-	-	(12,090)
Net expenses	$896,443	$276,046	$2,583,360	$599,280

For the three months ended September 30, 2019 and 2018

Net expenses increased to approximately $0.9 million for the three months ended September 30, 2019 from approximately $0.3 million for the same period in the prior year, primarily due to an increase in management fees and interest expense offset, in part, by a reduction in other operating expenses. The increase in management fees of approximately $0.2 million is primarily due to an increase in gross assets and unfunded equity commitments. The increase in interest expense of approximately $0.4 million is driven by average daily borrowings of approximately $25.1 million as of September 30, 2019 at an average interest rate to 5.06%. The Company had no borrowings as of September 30, 2018.

For the nine months ended September 30, 2019 and 2018

Net expenses increased to approximately $2.6 million for the nine months ended September 30, 2019 from approximately $0.6 million for the same period in the prior year primarily due to an increase in management fees and interest expense offset, in part, by a reduction in other operating expenses. The increase in management fees of approximately $0.6 million is primarily due to an increase in gross assets and unfunded equity commitments. The increase in interest expense of approximately $1.2 million is driven by average daily borrowings of approximately $25.3 million as of September 30, 2019 at an average interest rate to 5.24%. The Company had no borrowings as of September 30, 2018.

In order to meet the diversification tests required to qualify as a RIC, the Company, on September 30, 2019, acquired $25,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $86,631 for a total gross management fee of $372,100. However, Flat Rock Global did not charge the Company for the portion relating to the acquisition of short-term U.S. Treasury Bills which equaled $86,631. For the three and nine months ended September 30, 2019, the Company incurred management fees of $372,100 and $1,008,223, respectively. For the three and nine months ended September 30, 2018, the Company incurred management fees of $162,160, and $386,696, respectively, all of which were waived by Flat Rock Global.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2019 and 2018, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net change in unrealized gains (losses) on investments	$263,557	$(3,215)	$120,533	$95,159

The net unrealized gains also reflect unrealized depreciation of $0.31 million, which is attributable to the following portfolio companies: Ceva Logistics Finance B.V. and Mills Fleet Farms.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds generated from our private offering and from cash flows from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. In addition, we borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We do not currently anticipate issuing any preferred stock.

Our primary use of funds is investments in senior secured loans of U.S. middle-market companies (“Senior Loans”), payment of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of September 30, 2019, we sold a net 2,685,353 shares of common stock for gross proceeds of approximately $53.5 million. As of September 30, 2019, we had cash and cash equivalents of approximately $1.7 million. As of September 30, 2019, we had approximately $28.4 million principal outstanding under the Credit Facility.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. The Small Business Credit Availability Act (the “SBCAA”) permits a BDC to reduce its asset coverage ratio from 200% to 150% so long as such BDC complies with certain requirements contained within the SBCAA. On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result of the SBCAA, the actions taken by our Board and the satisfaction of the requirement that we provide our stockholders the opportunity to have their shares repurchased through four separate tender offers, we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%, effective May 30, 2019. As of September 30, 2019, our asset coverage ratio was 288%.

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

Capital Contributions

During the nine months ended September 30, 2019, the Company issued and sold 856,679 shares at an aggregate purchase price of $16.9 million.

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

The Company adopted a distribution reinvestment plan (the “DRIP”), effective as of, and first applied to the reinvestment of cash distributions paid on or after May 1, 2019. Under the DRIP, cash distributions paid to participating stockholders are reinvested in shares at a price equal to the net asset value per share of the shares as of such date. New stockholders of the Company on or after May 1, 2019 were automatically enrolled in the DRIP unless they affirmatively decline participation in the DRIP. Existing stockholders of the Company prior to May 1, 2019 were given the opportunity to participate in the DRIP. The Company uses newly-issued shares to implement the DRIP. The number of newly-issued shares to be issued to a participating stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the net asset value per share of the applicable class. There are no commissions or other sales charges on shares issued to a participating stockholder.

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2019:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
11/13/2018	1/26/2019	$0.108	2/6/2019		$201,660
11/13/2018	2/26/2019	0.108	3/6/2019		209,035
2/28/2019	3/26/2019	0.108	4/8/2019		213,723
3/28/2019	4/26/2019	0.111	5/6/2019		224,726
3/28/2019	5/26/2019	0.111	6/6/2019		227,886
5/14/2019	6/26/2019	0.111	7/6/2019		266,832
5/14/2019	7/26/2019	0.114	8/6/2019		284,194
5/14/2019	8/26/2019	0.114	9/6/2019		295,882
8/12/2019	9/26/2019	0.114	10/7/2019	(1)	299,494
					$2,223,432

(1)	As of September 30, 2019, this distribution had not been paid, which consisted of a cash dividend of $247,694 and dividends reinvested of $51,800. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the common stock issued pursuant to the distribution reinvestment plan during the period May 1, 2019 to September 30, 2019:

Declaration	Record	Payment
Date	Date	Date	Shares
3/28/2019	5/26/2019	6/6/2019	2,208
5/14/2019	6/26/2019	7/6/2019	2,220
5/14/2019	7/26/2019	8/6/2019	2,503
5/14/2019	8/26/2019	9/6/2019	2,605
8/12/2019	9/26/2019	10/7/2019	2,605
			12,141

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. Realized gains and losses from securities transactions and unrealized appreciation and depreciation of securities are determined using the identified cost basis method for financial reporting.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2019 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility	$28,356,144	$-	$-	$28,356,144	$-
Total contractual obligations	$28,356,144	$-	$-	$28,356,144	$-

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

Pursuant to the terms of our credit facility with State Bank, borrowings are at a floating rate based on LIBOR. As a result, we are subject to risks relating to changes in market interest rates.

In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We have analyzed the potential impact of changes in interest rates on interest income from our investments. Assuming that our investments as of September 30, 2019 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase/decrease of approximately $69,476 to our interest income.

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

As of September 30, 2019, all of the debt investments in our portfolio were at floating rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of September 30, 2019 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of September 30, 2019, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on December 31, 2018, except for the following:

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $300.0 million in total assets, (ii) a weighted average cost of funds of 5.38%, (iii) $200.0 million in debt outstanding (i.e., assumes that the maximum amount of debt permitted under the 1940 Act minimum asset coverage requirement is outstanding as of September 30, 2019) and (iv) $100.0 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to stockholders	-13.59%	-8.59%	-3.59%	1.41%	6.41%

Similarly, assuming (i) $300.0 million in total assets, (ii) a weighted average cost of funds of 5.38% and (iii) $200.0 million in debt outstanding (i.e., assuming that the maximum amount of debt permitted under the 1940 Act minimum asset coverage requirement is outstanding as of September 30, 2019), our assets would need to yield an annual return (net of expenses) of approximately 3.59% in order to cover the annual interest payments on our outstanding debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended September 30, 2019, the Company issued and sold 856,679 shares of its common stock at an aggregate purchase price of $16.9 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4 (a)(2) and Rule 506(b) of Regulation D thereof.

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

Flat Rock Capital Corp.

Date: November 14, 2019	/s/ Robert K. Grunewald
Name: Robert K. Grunewald
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	/s/ Richard A. Petrocelli
Name: Richard A. Petrocelli
Title: Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)