Form 10-K
period 2019-12-31
Flat Rock Capital Corp.
filed 2020-03-19
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common stock held by non-affiliates of the issuer was $46,314,744 on June 30, 2019.

There were 2,869,696 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on March 10, 2020.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2020, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

i

PART I

Item 1. Business

Overview

We are a specialty finance company. We operate as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected for U.S. federal income tax purposes to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our tax year ended December 31, 2017. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

We primarily make debt investments in senior secured loans of U.S. middle-market companies (“Senior Loans”). We define middle-market companies as companies having annual earnings, before interest, taxes, depreciation and amortization (“EBITDA”) of $5 million to $75 million, although we may opportunistically make investments in larger or smaller companies. We expect that our investments will typically range in size from $10 million to $25 million, although investment amounts may be smaller or larger than this range. In particular, we may make smaller investments in the early stages of our development as we raise capital.

We raise capital through a private offering of our shares of common stock in order to acquire a portfolio composed primarily of Senior Loans of U.S. middle-market companies, consistent with our investment objective and our investment strategy. Flat Rock Global, LLC, a Delaware limited liability company (our “Adviser” or “Flat Rock Global”), serves as our investment adviser pursuant to an investment advisory agreement (the “Advisory Agreement”). Under the Advisory Agreement, our Adviser provides significant credit analysis, structuring capability and transactional expertise for us.

Our investment objective is the preservation of capital while generating current income from our debt investments and seeking to maximize our portfolio’s total return. We intend to achieve this objective by investing in a portfolio composed primarily of Senior Loans of U.S. middle-market companies. The companies in which we invest will typically be highly leveraged, and, in most cases, our investments in such companies will not be rated by any rating agency. If such investments were rated, we believe that they would likely receive a below-investment grade rating, which is often referred to as “high-yield” or “junk.” While our primary investment focus is to make loans to, and selected equity investments in, U.S. middle-market companies, we may also make opportunistic investments in larger or smaller companies or in vehicles that provide exposure to Senior Loans. Additionally, we may from time to time hold or invest in equity securities and other debt or equity securities generally arising from a restructuring of Senior Loan positions previously held by us. Also, although we do not expect that it will be a significant portion of our income, our investments may also include non-cash income features, including payment in kind interest or dividends (“PIK”) or original issue discount (“OID”). We can offer no assurances that we will achieve our investment objective.

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

Through our special purpose wholly-owned subsidiary, FRC Funding I, LLC (“FRC Funding”), we have access to up to $35 million in borrowings pursuant to a revolving line of credit with certain financial institutions as lenders. See “—Financing Arrangements.”

Because we have elected to be regulated as a BDC and we intend to maintain our qualification as a RIC under the Code, our portfolio is subject to diversification and other requirements. See “—Certain U.S. Federal Income Tax Considerations.”

Our Portfolio

As of December 31, 2019, we had 20 debt and private fund investments in 18 portfolio companies with an aggregate fair value of approximately $82.5 million.

As of March 10, 2020, our investment portfolio principal (excluding our investment in U.S. Treasury Bills) totaled approximately $84.0 million and consisted of approximately $77.1 million, or 91.7%, in first lien senior secured debt and collateralized loan obligations, and $6.9 million, or 8.3%, in the equity of a joint venture that invests in first lien senior secured loans.

The following is our investment portfolio as of March 10, 2020:

Portfolio Company	Industry	Security Type	Principal	% of Total Assets
Diversified Risk Holdings, LLC	Insurance Services	First lien senior secured debt	$14,850,000	16.8%
Potpourri Group, Inc.	Direct Selling	First lien senior secured debt	9,875,000	11.2%
BCP Great Lakes Fund LP	Investment Vehicle	Senior Loan Fund	5,902,890	6.7%
ThreeBridge Solutions Term Loan	IT Implementation	First lien senior secured debt	5,164,392	5.9%
ALM Media, Inc.	Media: Advertising, Printing, and Publishing	First lien senior secured debt	5,000,000	5.7%
Trident Technologies, LLC	IT Services	First lien senior secured debt	5,000,000	5.7%
Spencer Gifts LLC	Retail	First lien senior secured debt	4,900,219	5.6%
Mills Fleet Farms	Consumer Goods	First lien senior secured debt	4,970,491	5.7%
Churchill Middle Market CLO IV Ltd.	Investment Vehicle	Collateralized Loan Obligation	4,000,000	4.6%
AIS HoldCo, LLC	Insurance Services	First lien senior secured debt	3,875,000	4.4%
Coastal Construction Products	Construction & Building	First lien senior secured debt	3,805,021	4.3%
Specialist Resources Global Inc.	Healthcare Services	First lien senior secured debt	3,325,000	3.8%
World Insurance Associates, LLC	Banking, Finance, Insurance & Real Estate	First lien senior secured debt	3,182,458	3.6%
Ceva Logistics Finance B.V.	Transportation: Cargo	First lien senior secured debt	2,985,000	3.4%
Isagenix International LLC	Direct Selling	First lien senior secured debt	2,773,173	3.2%
Broder Bros Co.	Wholesale	First lien senior secured debt	1,932,883	2.2%
North Pole US LLC	Aerospace & Defense	First lien senior secured debt	1,925,000	2.2%
World Insurance Associates, LLC Delayed Draw	Banking, Finance, Insurance & Real Estate	First lien senior secured debt	1,692,930	1.9%
Hill International, Inc.	Business Services	First lien senior secured debt	1,462,500	1.7%
NM Z Parent Inc (Zep Inc)	Chemicals & Allied Products	First lien senior secured debt	982,412	1.1%
ThreeBridge Solutions Delayed Draw	IT Implementation	First lien senior secured debt	277,916	0.3%
			$87,882,285	100.0%

As of March 10, 2020, all of the Company’s investments are in floating rate senior secured first lien loans, with the exception of its investments in BCP Great Lakes Fund L.P. (the “JV”) and Churchill Middle Market CLO IV (“Churchill”).

The JV represents an investment alongside BC Partners Advisors, L.P. (“BC Partners”) and BMO Harris Bank (“BMO”) in a joint venture lending program. The JV underwrites and holds a diversified portfolio of first lien, senior secured, floating-rate loans to private equity backed middle-market companies. BMO provides the first lien term loans with senior financing, while we and BC Partners own the equity in the JV. The Company owns the E2 tranche of Churchill, which is comprised of approximately 75 loans.

Our Adviser

Flat Rock Global acts as our investment adviser. Our Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is controlled by Robert K. Grunewald, our President and Chief Executive Officer. Our Adviser sources and manages our portfolio through a team of investment professionals, led by Mr. Grunewald. Mr. Grunewald has over 25 years of experience with middle market finance, BDCs and asset management firms and previously served as the President and Chief Investment Officer of Business Development Corp. of America (“BDCA”). During his tenure at BDCA, Mr. Grunewald grew the company from approximately $2.5 million of assets under management to approximately $2.5 billion. Mr. Grunewald also founded AR Capital BDC Income Fund, the first open-end mutual fund dedicated to investing in the BDC sector. Prior to BDCA, Mr. Grunewald worked at American Capital Strategies, or ACAS, a publicly-traded BDC and global asset manager. As head of the Financial Services Investment Practice at ACAS, Mr. Grunewald and his team focused on investment activity in the specialty finance, insurance, and asset management sectors.

Western Asset Management Company, a globally integrated fixed-income manager with approximately $460.1 billion in assets under management as of December 31, 2019, has a 20% ownership interest in Flat Rock Global. Western Asset Management Company is an independent affiliate of Legg Mason.

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

The Management Fee is calculated at an annual rate of 1.375% of our average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The Management Fee for any partial month or quarter is appropriately pro-rated.

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

The subordinated incentive fee on income is subject to a total return requirement, which provides that no incentive fee in respect of our pre- incentive fee net investment income is payable except to the extent that 15% of the cumulative net increase in net assets resulting from operations since commencement of operations on June 21, 2017, exceeds the cumulative incentive fees accrued and/or paid for the prior twelve quarters. In other words, any subordinated incentive fee on income that is payable in a calendar quarter is limited to the lesser of (i) 15% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 1.764% hurdle, subject to the “catch-up” provision and (ii) (x) 15% of the cumulative net increase in net assets resulting from operations since commencement of operations on June 21, 2017 minus (y) the cumulative incentive fees accrued and/or paid for the prior twelve quarters.

The second part of the incentive fee, referred to as the “incentive fee on capital gains,” provides for an incentive fee on capital gains earned on liquidated investments from our portfolio during operations prior to our liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 15% of our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board and (ii) the vote of a majority of our Independent Directors. The Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The renewal of the Advisory Agreement was last approved by our board of directors (the “Board”), including all of the directors who are not “interested persons” of the Company at their in-person meeting held on February 25, 2020.

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

Market Opportunity

We believe that the banking and financial services crisis, which began in the summer of 2007, created an opportunity for specialty financial services companies with experience in negotiating, structuring and managing Senior Loan investments to capitalize on compelling opportunities to generate attractive yields for investors seeking current income. We believe the following factors create favorable investment opportunities to generate attractive risk-adjusted returns for our stockholders. However, there can be no assurances that we will be able to successfully implement our business strategy and, as a result, meet our investment objective.

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

Regulatory reform has made Senior Loans less attractive to banks. Following the financial services crisis that began in the summer of 2007, banks became subject to increased regulatory restrictions, which resulted in more stringent requirements concerning loan underwriting standards, documentation, and risk retention standards. As a result, we believe the cost to comply with these guidelines has increased expenses in connection with holding Senior Loans, which has decreased the attractiveness of the terms of these loans to traditional providers of capital such as banks. These additional costs have led to a decreased ability and interest among traditional lenders in holding Senior Loans on their balance sheets. We believe that alternative providers of capital to the Senior Loan market, such as us, stand to benefit from this changed financial landscape.

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

Borrowers’ conservative capital structures. Following the recession caused by the financial services crisis, which the U.S. Bureau of Labor Statistics defines as occurring between December 2007 and June 2009, lenders have required borrowers to decrease their leverage ratios, specifically to protect lenders during periods of economic downturns. We believe that these requirements have resulted in an improved financial condition of the borrowers and thus strengthened their ability to meet the terms of their debt obligations. We further believe that these developments have increased the attractiveness of Senior Loans, as well as all debt instruments, to the providers of capital such as us.

Competitive Advantages

We believe we have competitive advantages over other operators in the Senior Loan market, including other BDCs. We expect that these advantages will enable us to deliver attractive risk-adjusted returns over time. Our advantages include the experience and track record of our Adviser’s senior investment team in investing in leveraged loans, our extensive credit underwriting experience and the portfolio management and BDC operations expertise of our Adviser. The principals of our Adviser, Robert K. Grunewald and Richard A. Petrocelli, also have extensive relationships with private equity sponsors, loan syndication and trading desks, lending groups, management teams, investment bankers, and other industry sources that we believe provide us with attractive investment opportunities. We expect to benefit from our Adviser’s ability to identify attractive investment opportunities unavailable to other providers of capital, conduct diligence on and value prospective investments, negotiate investment legal documentation and proactively manage a diversified portfolio of investments. As a result of complying with the terms of the Small Business Credit Availability Act (the “SBCAA”), we have the ability to reduce our asset coverage ratio from 200% to 150%, which we believe provides us with greater resources to invest in our portfolio companies and to generate attractive returns to our stockholders. Our senior management and investment personnel of our Adviser have extensive experience in managing and operating a BDC, which distinguishes us from other BDC issuers whose advisers may not be as experienced in complying with the complex tax, regulatory and investment requirements applicable to BDCs.

Financing Arrangements

On October 12, 2018, we, through FRC Funding (“FRC Funding” and together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“Lenders”), State Bank and Trust Company as the administrative agent (“State Bank”) and Alostar Capital Finance (“Alostar”), as Lead Arranger and Bookrunner, pursuant to which the Lenders agreed to provide us with a revolving line of credit. Per the second amendment of the Loan Agreement, Cadence Bank, N.A. is the successor by merger to State Bank and Trust Company. On December 10, 2018, the Loan Agreement was amended to add Hitachi Capital America Corp., (“Hitachi”) to the definition of “Lenders” and to amend the definition of “Revolver Commitments” to increase the aggregate amount available to the Borrowers under the Revolver Commitments to $30 million, beginning with the effective date of the Amendment. On May 31, 2019, the Loan Agreement was amended to revise the definitions for “Asset Coverage Ratio” and “Service Termination Event,” and increase the aggregate amount available to Borrowers under the Revolver Commitments to $35 million, beginning with the effective date of the amendment. The termination date for the Loan Agreement is October 12, 2022.

As amended, the Loan Agreement provides for $35 million in Revolver Commitments (as defined in the Loan Agreement) to be available to the Company to draw down and repay for three years, subject to borrowing base eligibility. The Loan Agreement matures at the earliest of (a) the date that is four (4) years from closing, (b) the date on which FRC Funding terminates the Revolver Commitments pursuant to the Loan Agreement; or (c) the date on which the Revolver Commitments are terminated pursuant to certain events of default under the Loan Agreement. The Scheduled Revolving Period End Date (as defined in the Loan Agreement) is three years from closing.

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

Pursuant to the terms of the Loan Agreement, the Borrowers granted to State Bank for the benefit of State Bank and Hitachi, the Lenders, Alostar and its affiliates, a security interest and a lien in substantially all of FRC Funding’s assets. The Loan Agreement contains certain affirmative and negative covenants, including a minimum company asset coverage ratio, a minimum fixed charge ratio, and a minimum company tangible net worth. Under the Loan Agreement, the Borrowers were required to make certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other requirements that are customary for similar credit facilities. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement or in the event of a change of control of the Company or FRC Funding.

Investment Criteria for Evaluating Investment Opportunities

We have established investment criteria to be followed by our Adviser in evaluating the appropriateness of an investment opportunity in a Senior Loan. Specifically, we intend that a substantial portion of our Senior Loans investments will have the following attributes:

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

Investment Committee

Our Adviser has established an investment committee, or the Investment Committee, that consists of Robert K. Grunewald and Richard A. Petrocelli. The role of the Investment Committee is to evaluate and approve our investments, subject to oversight by the Board, pursuant to our investment strategy, to monitor our investment portfolio and to monitor our compliance with requirements related to our qualification as a BDC and a RIC. The Investment Committee meets on a regular basis as frequently as it believes is required to maintain prudent oversight of our investment activities. The Investment Committee sets and monitors operating policies and guidelines consistent with criteria established by the Board. The Board may change these policies or guidelines at any time without approval from our stockholders.

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

Regulation as a Business Development Company

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. As a BDC, we are also required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 150%. This means that for every $100 of net assets we have, we are able to borrow or issue senior securities in the amount of $200.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

●	is organized under the laws of, and has its principal place of business in, the United States;

●	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

●	satisfies any of the following:

●	does not have any class of securities that is traded on a national securities exchange;

●	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non- voting common equity of less than $250 million;

●	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

●	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

●	Securities of any eligible portfolio company that we control.

●	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

●	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

●	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

●	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

BDCs generally must maintain a 200% asset coverage ratio, meaning that the total value of our assets must be at least twice the amount of the debt (i.e., 50% leverage). However, on March 23, 2018, President Trump signed into law the 2018 omnibus spending bill, which included the SBCAA that modified the 1940 Act by increasing the amount of leverage that BDCs may incur by modifying the asset coverage percentage from 200% to 150%, if certain conditions were met.

On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. Subsequent to such approval from the Board, we filed tender offer materials with the SEC to offer to repurchase 25% of our total outstanding shares in four separate tender offers that expired on July 26, 2018, September 6, 2018, October 12, 2018 and December 4, 2018. We repurchased 20,000 shares of our common stock that were validly tendered and not withdrawn pursuant to such tender offers, which constituted all of the shares that were validly tendered and not withdrawn, at a price equal to $20.03 per share for an aggregate purchase price of approximately $400,600. As a result of the approval from our Board and the satisfaction of the requirement that we provide all shareholders with the ability to sell their shares within twelve months of such approval, we became eligible to incur additional leverage on May 30, 2019.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, and as modified by the SBCAA, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, See “Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

Code of Ethics

We and our Adviser have adopted codes of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establish procedures for personal investments and restrict certain transactions by our personnel. The codes of ethics generally do not permit investments by our employees or employees of our Adviser in securities that may be purchased or held by us. Our code of ethics has been filed as an exhibit to this annual report on Form 10-K.

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

Exchange Act and Sarbanes-Oxley Act Compliance

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were material changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes- Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. The guidelines are reviewed periodically by our Adviser and our Independent Directors, and, accordingly, are subject to change.

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

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally defined as net long-term capital gains in excess of short-term capital losses) we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations in the Code, such distributions may be eligible for the preferential maximum rate applicable to qualified dividend income of individual stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees may be eligible for a dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

In general, individual U.S. stockholders currently are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, an additional 3.8% Medicare tax will be imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. high-income individuals, and certain estates and trusts. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 21% corporate income tax rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

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

Therefore, a tax-exempt U.S. stockholder generally should not be subject to U.S. taxation solely as a result of the stockholder’s ownership of our stock and receipt of dividends with respect to such stock. Moreover, under current law, if we incur indebtedness, such indebtedness generally will not be attributed to a tax-exempt U.S. stockholder. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt- financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non- qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax- exempt investors could be adversely affected.

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

We are a recently-formed company with a limited operating history.

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

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. While our investments are generally not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

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

We compete for investments with other BDCs and investment funds (including private equity funds and mezzanine debt funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make similar investments in Senior Loans. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments in Senior Loans, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities in Senior Loans if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments in Senior Loans or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from our belief that the market for investments in Senior Loans is underserved by traditional commercial banks and other financial sources. A significant increase in the number or the size of our competitors in this market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio is recorded at fair value as determined in good faith by the Board, and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

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

Our ability to achieve our investment objective and grow will depend on our ability to manage our business. This will depend, in turn, on the ability of the Investment Committee to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the ability of the Investment Committee to execute on our investment process and the ability to provide competent, attentive and efficient services to us and, to a lesser extent, to provide us with access to financing on acceptable terms. Our Adviser has substantial responsibilities under the Advisory Agreement. Our Adviser’s senior professionals and other personnel may be called upon to provide managerial assistance to our portfolio companies. These activities may distract these professionals or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results.

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to our business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. In December 2019, a strain of novel coronavirus causing respiratory illness, or COVID-19, emerged in the city of Wuhan in the Hubei province of China. We are closely monitoring the developments in China, the U.S. and throughout the world, and continually assessing the potential impact on our business and the business of our portfolio companies, including the effects described below.  However, the full impact of this outbreak is unknown as of the date of this report.

Any prolonged disruptions in the business of our portfolio companies, including a disruption in their supply chains may adversely affect their ability to obtain the necessary raw materials or components to make their products or cause a decline in the demand for their products or services, leading to a negative impact on their operating results. In addition, such events may lead to restrictions on travel to and from the affected areas, making it more difficult for our portfolio companies to conduct their businesses. As a result of pandemic outbreaks, including COVID-19, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our portfolio companies’ facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness, particularly in China, North America, Europe, or other locations significant to the operations of our portfolio companies, could adversely affect their workforce, resulting in serious health issues and absenteeism, and may cause serious harm to our results of operations, business, or prospects.

Furthermore, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies. During these periods of disruption, general economic conditions may deteriorate with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results. These conditions may reoccur for a prolonged period of time or materially worsen in the future.

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyberattack, a natural catastrophe, an industrial accident, events unanticipated in our disaster recovery systems, or a support failure from external providers could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our Adviser’s computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our investment professionals were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

Our Adviser is entitled to receive substantial fees from us in return for its services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect its judgment with respect to investments described in this Annual Report on Form 10-K or any future private or public offerings of equity by us, which could allow our Adviser to earn additional management fees.

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

We pay management and incentive fees to our Adviser and reimburse our Adviser for certain expenses it incurs. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

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

Under the Advisory Agreement, our Adviser will not assume any responsibility to us other than to render the services called for us under the Advisory Agreement, and it will not be responsible for any action of the Board in following or declining to follow our Adviser’s advice or recommendations. Under the terms of the Advisory Agreement, our Adviser and its affiliates’ respective officers, directors, members, managers, shareholders and employees will not be liable to us, our directors, and our stockholders for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings). These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies

Our failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business - Regulation as a Business Development Company.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. If we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in our portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not maintain our status as a BDC, we would be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to continually raise capital to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, meets the requirements under the 1940 Act, which currently requires an asset coverage ratio equaling at least 150% after such incurrence or issuance. See “— Risks Relating to Debt Financing.” Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of our common stock if the Board, including a majority of our independent directors, determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including our stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by Flat Rock Global without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

Risks Related to Our Investments

Our investments in middle-market companies are risky and we may suffer credit losses.

Investing in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. Middle-market companies are more likely to be considered lower grade investments, commonly called “junk,” which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by our Adviser to be of comparable quality. Lower grade securities or comparable unrated securities are considered predominantly speculative regarding the portfolio company’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic and business developments. These risks are likely to increase during volatile economic periods.

Our investments in Senior Loans involve risk and we could lose all or part of our investment.

Investing in Senior Loans involves a number of significant risks. Below investment grade Senior Loans have historically experienced greater default rates than has been the case for investment grade securities. We intend to achieve our investment objective by investing in a portfolio composed primarily of securities that are rated below investment grade by rating agencies, or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. There can be no assurance as to the levels of defaults or recoveries that may be experienced on our investments in Senior Loans. Senior Loans in which we invest may be issued by companies with limited financial resources and limited access to alternative financing. Issuers of Senior Loans may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by deterioration in the value of collateral backing our investments. This could lead to a decline in value of our Senior Loan investments, which could result in a decline in our net earnings and NAV.

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

Covenant-lite loans may offer us fewer protections than traditional credit investments.

Many of the debt investments we may acquire in the secondary market may have less restrictive covenant terms that provide us with fewer protections, called “covenant-lite” loans, that generally provide for fewer restrictions on the borrower’s operations and use of proceeds than do debt instruments that contain traditional financial and operating covenants. In particular, borrowers under such covenant-lite loans often have greater flexibility in how they use proceeds of such borrowings, as well as how they operate their business and manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the SOFR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

Actions by the British Bankers’ Association, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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

Our portfolio is and may in the future be concentrated in a limited number of companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are heavily invested could also significantly impact the aggregate returns we realize.

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

We may hold Senior Loans issued by companies that may enter into bankruptcy proceedings.

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

We may enter into interest rate or currency hedges. Hedging against interest rate and currency fluctuations expose us to additional risks and could harm our financial performance. Our use of hedging would not eliminate the risk that the value of our investments could decline or that our investment performance would be better off if we did not hedge. The effectiveness of our hedging is dependent on the price we pay for the hedge and the correlation of the hedge to the risk it is designed to mitigate. It may arise that the cost of a hedging instrument exceeds its expected benefits or that an instrument may not hedge all of the risk for which it was designed to mitigate. Additionally, the use of hedging instruments exposes us to counterparty risk including the failure to perform under the contract such as nonpayment. In the case of the early termination of a hedge agreement upon the occurrence of certain events of default or termination events set forth in the hedge agreement we may be required to make a payment to the hedge provider.

Risks Associated with OID and PIK Interest Income.

Although we do not expect that a significant portion of our income will be comprised of OID and PIK income, we may make investments that include OID and PIK components. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

●	OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.

●	OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

●	For accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

●	The higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.

●	The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Adviser in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

●	Even if the conditions for income accrual under Generally Accepted Accounting Principles (“GAAP”) are satisfied, borrowers could still default when actual payment is due at the maturity of such loan.

●	PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $300.0 million in total assets, (ii) a weighted average cost of funds of 5.06%, (iii) $200.0 million in debt outstanding (i.e., assumes that the maximum amount of debt permitted under the 1940 Act minimum asset coverage requirement is outstanding as of December 31, 2019) and (iv) $100.0 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to stockholders	-13.37%	-8.37%	-3.37%	1.63%	6.63%

Similarly, assuming (i) $300.0 million in total assets, (ii) a weighted average cost of funds of 5.06% and (iii) $200.0 million in debt outstanding (i.e., assuming that the maximum amount of debt permitted under the 1940 Act minimum asset coverage requirement is outstanding as of December 31, 2019), our assets would need to yield an annual return (net of expenses) of approximately 3.59% in order to cover the annual interest payments on our outstanding debt.

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

Recent legislation allows us to incur additional leverage.

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

On May 30, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. In order to comply with the requirement that we extend, within twelve months of May 30, 2018, to each of our stockholders as of May 30, 2018, the opportunity to sell the securities held by that stockholder as of that date, we completed four separate tender offers, each of which offered to repurchase up to 25% of the total number of shares outstanding as of the date immediately prior to the date of the tender offer. As a result of the SBCAA and the actions taken by our Board and the satisfaction of the requirement that we provide our stockholders an opportunity to have their shares repurchased through four separate tender offers, we are able to incur leverage up to an amount that reduces our asset coverage ratio from 200% to 150%.

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

In the course of our investing activities, we pay a base management fee and an incentive fee to our Adviser. The Advisory Agreement that we entered into with our Adviser provides that the base management fee is based on the value of our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on the value of our total assets, our Adviser benefits when we incur debt or use leverage. This fee structure may encourage our Adviser to cause us to borrow money to finance additional investments. Additionally, because the “hurdle” rate with respect to the portion of the incentive fee based on investment income is fixed, any increase in the use of leverage is likely to increase such portion of the incentive fee because the use of leverage could result in an increase in net income. As a result of this arrangement, our Adviser may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

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

●	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We will be subject to corporate- level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

●	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

●	The asset diversification requirements must be satisfied at the end of each quarter of our taxable year. At least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

Holders

Set forth below is a chart describing the classes of our securities outstanding as of March 10, 2020:

	(1)	(2)	(3)	(4)
			Amount	Amount Outstanding
		Amount	Held by Us or for Our	Exclusive of Amount Held by Us or for
Title of Class		Authorized	Account	Our Account
Common Stock		125,000,000	—	2,869,696
Preferred Stock		25,000,000	—	—

As of March 10, 2020, we had 610 record holders of our common stock.

Distributions

The following table reflects the distrubtions declared on shares during the fiscal year ended December 31, 2019:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
11/13/2018	1/26/2019	$0.108	2/6/2019		$201,660
11/13/2018	2/26/2019	0.108	3/6/2019		209,035
2/28/2019	3/26/2019	0.108	4/8/2019		213,723
3/28/2019	4/26/2019	0.111	5/6/2019		224,726
3/28/2019	5/26/2019	0.111	6/6/2019		227,886
5/14/2019	6/26/2019	0.111	7/6/2019		266,832
5/14/2019	7/26/2019	0.114	8/6/2019		284,194
5/14/2019	8/26/2019	0.114	9/6/2019		295,882
8/12/2019	9/26/2019	0.114	10/7/2019		299,494
8/12/2019	10/24/2019	0.114	11/6/2019		306,130
8/12/2019	11/25/2019	0.114	12/6/2019		307,703
11/12/2019	12/23/2019	0.114	1/6/2020	(1)	310,460
					$3,147,725

(1) As of December 31, 2019, this distribution had not been paid, which consisted of a cash dividend of $257,614 and dividends reinvested of $52,845. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distrubtions declared on shares during the fiscal year ended December 31, 2018:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
1/26/2018	1/26/2018	$0.108	2/6/2018		$111,504
2/26/2018	2/26/2018	0.108	3/6/2018		113,258
3/26/2018	3/26/2018	0.108	4/6/2018		113,554
4/26/2018	4/26/2018	0.108	5/6/2018		115,928
5/26/2018	5/26/2018	0.108	6/6/2018		117,518
6/26/2018	6/26/2018	0.108	7/6/2018		122,506
7/26/2018	7/26/2018	0.108	8/6/2018		135,436
8/26/2018	8/26/2018	0.108	9/6/2018		136,430
9/26/2018	9/26/2018	0.108	10/6/2018		148,211
10/26/2018	10/26/2018	0.108	11/6/2018		187,125
11/26/2018	11/26/2018	0.108	12/6/2018		197,860
11/13/2018	12/26/2018	0.108	1/7/2019	(1)	200,125
					$1,699,455

(1) As of December 31, 2018, this distribution had not been paid, which consisted of a cash dividend of $200,145 and no dividends reinvested. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distrubtions declared on shares during the fiscal year ended December 31, 2017:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
8/25/2017	8/25/2017	$0.108	9/6/2017		$36,207
9/26/2017	9/26/2017	0.108	10/6/2017		63,585
10/26/2017	10/26/2017	0.108	11/6/2017		104,134
11/26/2017	11/26/2017	0.108	12/6/2017		106,375
12/26/2017	12/26/2017	0.108	1/6/2018	(1)	110,964
					$421,265

(1) As of December 31, 2017, this distribution had not been paid, which consisted of a cash dividend of $110,964 and no dividends reinvested. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

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

Under the DRIP, cash distributions paid to participating stockholders are reinvested in Shares at a price equal to the net asset value per share of the Shares as of such date. New stockholders of the Company on or after May 1, 2019 became participating stockholders in the DRIP unless they affirmatively declined participation in the DRIP. Existing stockholders of the Company prior to May 1, 2019 were given the opportunity to participate in the DRIP.

The following table reflects the common stock issued pursuant to the DRIP during the period May 1, 2019 to December 31, 2019:

Declaration	Record	Payment
Date	Date	Date		Shares
3/28/2019	5/26/2019	6/6/2019		2,208
5/14/2019	6/26/2019	7/6/2019		2,220
5/14/2019	7/26/2019	8/6/2019		2,503
5/14/2019	8/26/2019	9/6/2019		2,605
8/12/2019	9/26/2019	10/7/2019		2,605
8/12/2019	10/24/2019	11/6/2019		2,642
8/12/2019	11/25/2019	12/6/2019		2,660
11/12/2019	12/23/2019	1/6/2020	(1)	2,676
				20,119

(1) As of December 31, 2019, this distribution had not been paid, which consisted of a reinvestment of 2,676 shares at a value of $52,845. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

Valuation of Portfolio Securities

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At present, we do not have any preferred stock outstanding.

Our investments are valued at the end of each fiscal quarter. Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith by our Board with the assistance of our Adviser and one or more third party valuation firms. In connection with that determination, investment professionals from our Adviser prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the type of asset being valued, all in accordance with our valuation policy. The Board has retained independent valuation providers to assist it by performing certain limited third-party valuation services. The participation of our Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets.

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

Recent sales of Unregistered Securities

During the year ended December 31, 2019, the Company issued and sold 1,021,942 shares of its common stock at an aggregate purchase price of approximately $20.2 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for the year ended December 31, 2019 is derived from our consolidated financial statements which have been audited by Cohen & Company, Ltd., our independent registered public accounting firm. The following selected consolidated financial data for the year ended December 31, 2018 and the period from May 3, 2017 (commencement of operations) through December 31, 2017 is derived from our consolidated financial statements which have been audited by the predecessor auditor.

			For the Period
	For the Year Ended		May 3, 2017 (commencement of operations) through
	December 31, 2019	December 31, 2018	December 31, 2017
Total investment income	$6,695,755	$2,478,527	$443,683
Total expenses	4,149,972	1,697,528	849,691
Less: Management fee waiver	(265,221)	(625,782)	(245,438)
Less: Incentive fee waiver	(408,149)	-	-
Less: Expense reimbursement	-	(101,939)	(520,033)
Net expenses	3,476,602	969,807	84,220
Net investment income	3,219,153	1,508,720	359,463
Net realized gains (losses) on investments	(59,546)	246,416	(180,964)
Net change in unrealized gains (losses) on investments	10,041	(590,623)	263,415
Net increase in net assets resulting from operations	$3,169,648	$1,164,513	$441,914

Per share information - basic and diluted
Net investment income	$1.37	$1.14	$0.69
Net realized and unrealized gain (loss) on investments	(0.01)	(0.13)	(0.13)
Net increase in net assets resulting from operations	1.36	1.01	0.56
Distributions from net investment income	$(1.34)	$(1.30)	$(0.54)

Balance sheet data:
Total assets	$105,629,206	$78,534,264	$31,142,156
Net assets	$55,969,870	$36,855,107	$20,669,649

Other data:
Total return based on net asset value	6.89%	5.07%	2.80%
Number of portfolio company investments at period end	18	23	11
Total portfolio investments for the period	$82,541,296	$61,194,099	$19,718,232
Proceeds from sales and prepayments of investments	$70,610,873	$45,332,922	$17,119,869

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

Overview

The Company is a specialty finance company formed as a Maryland corporation on March 20, 2017. We are an externally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act, and has elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Flat Rock Global, LLC (our “Adviser” or “Flat Rock Global”), a Delaware limited liability company, acts as our investment adviser. Flat Rock Global is registered as an investment adviser under the Advisers Act. Flat Rock Global is controlled by Robert K. Grunewald, our Chairman and Chief Executive Officer. Mr. Grunewald has over 25 years of experience in BDCs, middle market finance, private equity and investment banking. Flat Rock Global manages our day-to-day operations and provides investment advisory and management services to us.

Our investment objective is the preservation of capital while generating current income from our debt investments and seeking to maximize our portfolio’s total return. We intend to achieve this objective by investing in a portfolio composed primarily of debt investments in senior secured loans of U.S. middle-market companies, which we refer to as Senior Loans. While our primary investment focus is to make loans to, and selected equity investments in, U.S. middle-market companies, we may also make opportunistic investments in larger or smaller companies or in vehicles that provide exposure to Senior Loans. We intend to achieve our investment objective by (i) accessing the established loan origination channels developed by our management team, (ii) selecting investments within our core middle-market focus, (iii) partnering with experienced private equity firms, or sponsors, in many cases with whom our management team has invested alongside in the past, (iv) implementing disciplined underwriting standards and (v) drawing upon the aggregate experience and resources of our management team. We expect that most of our Senior Loans will be made to borrowers with EBITDA of between $5 million and $75 million annually.

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

Beginning on May 3, 2017, commencement of our operations, Flat Rock Global agreed to voluntarily reimburse us for certain operating expenses, including audit, fund accounting, fund administration, insurance, legal, valuation, and other expenses. The specific amount of expenses reimbursed by Flat Rock Global, if any, was determined at the end of each quarter. For the year ended December 31, 2019, there was no expense reimbursement for audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the year ended December 31, 2018, reimbursements totaled $101,939. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place, and the aforementioned expenses will not be recouped by Flat Rock Global.

Portfolio and Investment Activity

As of December 31, 2019, our weighted average total yield of debt and income producing securities at fair value was 9.25%, and our weighted average total yield of debt and income producing securities at amortized cost was 9.33%.

As of December 31, 2019, we had 20 debt and private fund investments in 18 portfolio companies with an aggregate fair value of approximately $82.5 million.

Our investment activity for the years ended December 31, 2019 and 2018 is presented below (information presented herein is at cost unless otherwise indicated).

	For the Years Ended
	December 31, 2019	December 31, 2018

New investments:
Gross investments	$91,795,783	$87,520,229
Less: sold investments	(70,894,330)	(45,045,762)
Total new investments	20,901,453	42,474,467

Principal amount of investments funded:
First-lien senior secured debt investments	$80,439,409	$87,520,229
Collateralized Loan Obligation	4,000,000	-
Private fund	7,556,374	-
Total principal amount of investments funded	91,995,783	87,520,229

Principal amount of investments sold:
First-lien senior secured debt investments	70,252,423	45,045,762
Private fund	641,907	-
Total principal amount of investments sold or repaid	70,894,330	45,045,762

Number of new investment commitments	2	18
Average new investment commitment amount	$4,500,000	$2,359,693
Weighted average maturity for new investment commitments	5.45 years	5.6 years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average interest rate of new investment commitments	9.60%	8.65%
Weighted average spread LIBOR of new floating rate investment commitments	7.73%	6.09%
Weighted average interest rate on investment sold or paid down	10.33%	6.00%

As of December 31, 2019 and December 31, 2018, our investments consisted of the following:

	December 31, 2019		December 31, 2018
		Fair		Fair
Investments:	Cost	Value	Cost	Value
First-lien senior secured debt	$72,134,565	$71,474,067	$61,888,480	$61,194,099
Private Fund	6,914,467	7,006,429	-	-
Collateralized Loan Obligation	3,800,904	4,060,800	-	-
U.S. Government Securities	18,996,667	18,996,428	14,999,107	14,999,100
	101,846,603	101,537,724	76,887,587	76,193,199
Forward foreign currency exchange contracts	-	-	-	369,812
Total Investments	$101,846,603	$101,537,724	$76,887,587	$76,563,011

The table below describes investments by industry composition based on fair value as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

U.S. Government Securities	18.8%	19.6%
Insurance Services	18.6%	24.6%
Direct Selling	12.1%	4.3%
Investment Vehicle	10.9%	0.0%
IT Implementation	5.3%	7.4%
Retail	4.8%	0.0%
Banking, Finance, Insurance & Real Estate	4.8%	0.0%
Media: Advertising, Printing, and Publishing	4.8%	0.0%
Consumer Goods	4.6%	9.0%
Construction & Building	3.8%	5.2%
Healthcare Services	3.2%	5.0%
Transportation: Cargo	2.5%	0.0%
Wholesale	1.9%	0.0%
Aerospace & Defense	1.7%	1.3%
Business Services	1.4%	2.9%
Chemicals & Allied Products	0.8%	1.1%
Healthcare IT	0.0%	5.9%
Computers & Electronics	0.0%	5.2%
Transportation	0.0%	1.3%
High Tech Industries	0.0%	1.2%
Broadcasting & Subscription	0.0%	1.3%
Capital Equipment	0.0%	0.6%
Insurance Brokerage	0.0%	3.6%
Forward Foreign Currency Exchange Contracts	0.0%	0.5%
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

United States:
Northeast	42.1%	14.4%
U.S. Government Securities	18.8%	19.7%
West	17.1%	27.0%
Midwest	10.0%	13.9%
Southeast	7.0%	12.1%
South	0.8%	7.0%
Switzerland	2.5%	0.0%
Luxembourg	1.7%	0.0%
Canada	0.0%	5.9%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Weighted average total yield of debt and income producing securities	9.25%	9.18%
Weighted average interest rate of debt and income producing securities	8.87%	8.73%
Weighted average spread over LIBOR of all floating rate investments	7.03%	6.24%

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

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table presents the ratings of our portfolio investments at December 31, 2019 and December 31, 2018.

	December 31, 2019		December 31, 2018
	Investments at	of Total	Investments at	of Total
Investment Rating	Fair Value	Portfolio	Fair Value	Portfolio
1	$18,803,521	18.5%	$-	0.0%
2	74,717,496	73.6%	75,686,369	98.8%
3	8,016,707	7.9%	876,642	1.2%

Total	$101,537,724	100.0%	$76,563,011	100.0%

Results of Operations

The following table represents the operating results for the for the years ended December 31, 2019 and 2018, and the period from May 3, 2017 (commencement of operations) through December 31, 2017:

	For the Years Ended		For the Period May 3, 2017 (commencement of operations) through
	December 31, 2019	December 31, 2018	December 31, 2017
Total investment income	$6,695,755	$2,478,527	$443,683
Less: Net expenses	3,476,602	969,807	84,220
Net investment income	3,219,153	1,508,720	359,463
Net realized gains (losses) on investments	(59,546)	246,416	(180,964)
Net change in unrealized gains (losses) on investments	10,041	(590,623)	263,415
Net increase in net assets resulting from operations	$3,169,648	$1,164,513	$441,914

Investment Income

Investment income for the years ended December 31, 2019 and 2018, and the period from May 3, 2017 (commencement of operations) through December 31, 2017:

	For the Years Ended		For the Period May 3, 2017 (commencement of operations) through
	December 31, 2019	December 31, 2018	December 31, 2017
Dividend income	$121,483	$-	$-
Interest from investments	6,497,864	2,369,096	443,683
Other income	76,408	109,431	-
Total investment income	$6,695,755	$2,478,527	$443,683

For the years ended December 31, 2019 and 2018

Total investment income increased to approximately $7.0 million for 2019 compared approximately $2.5 million for 2018. The increase was driven by increased total assets of approximately $105.6 million at December 31, 2019 from approximately $78.5 million at December 31, 2018 and increased yield on the portfolio of 9.60% on December 31, 2019 compared to 8.65% in on December 31, 2018.

For the years ended December 31, 2018 and 2017

Total investment income increased to approximately $2.5 million for 2018 compared to approximately $0.4 million for 2017. The increase was driven by increased total assets of approximately $78.5 million at December 31, 2018 from approximately $31.1 million at December 31, 2017 and increased yield on the portfolio of 8.65% on December 31, 2018 compared to 7.99% in on December 31, 2017.

Expenses

Operating expenses for the years ended December 31, 2019 and 2018, and the period from May 3, 2017 (commencement of operations) through December 31, 2017 was as follows:

	For the Years Ended		For the Period May 3, 2017 (commencement of operations) through
	December 31, 2019	December 31, 2018	December 31, 2017
Management fees	$1,376,674	$625,782	$233,070
Incentive fees	546,204	-	12,368
Other operating expenses	664,582	891,145	588,236
Interest and debt financing expenses	1,562,512	180,601	16,017
Management fee waiver	(265,221)	(625,782)	(245,438)
Incentive fee waiver	(408,149)	-	-
Expense reimbursement	-	(101,939)	(520,033)
Net expenses	$3,476,602	$969,807	$84,220

Net expenses for the year ended December 31, 2019 were $3,476,602, which consisted of $1,376,674 in management fees, $259,986 in professional fees, $546,204 in incentive fees, $1,562,512 in interest and debt financing expenses, and $404,596 in general and administrative expenses, offset by $265,221 in management fee waiver and $408,149 in incentive fee waiver from the Adviser.

Net expenses for the year ended December 31, 2018 were $969,807, which consisted of $625,782 in management fees, $452,407 in professional fees, $180,601 in interest and debt financing expenses, and $438,738 in general and administrative expenses, offset by $625,782 in management fee waiver and $101,939 in expense reimbursement from the Adviser.

Net expenses for the period from May 3, 2017 (commencement of operations) through December 31, 2017 were $84,220, which consisted of $233,070 in management fees, $407,946 in professional fees, $12,368 in incentive fees, $16,017 in interest expenses, and $180,290 in general and administrative expenses, offset by $245,438 in management fee waiver and $520,033 in expense reimbursement from the Adviser.

The increase in total expenses year to year was primarily related to managing a larger portfolio as well as an increase in interest and debt financing expenses incurred as a result of larger draws from the credit facility.

In order to meet the diversification tests required to qualify as a RIC, the Company, on December 31, 2019, acquired $19,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to the Adviser, all of which were waived by the Adviser.

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

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2019 and 2018, and the period from May 3, 2017 (commencement of operations) through December 31, 2017, net change in unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Years Ended		For the Period May 3, 2017 (commencement of operations) through
	December 31, 2019	December 31, 2018	December 31, 2017
Net change in unrealized gains (losses) on investments	$10,041	$(590,623)	$263,415

The unrealized losses as of December 31, 2019 were largely attributable to four loans. The four loans, Mills Fleet Farms, Ceva Logistics Finance B.V., Isagenix International, and NM Z Parent Inc. generated unrealized losses of approximately $734,000, offsetting unrealized gains and resulting in a net change in unrealized gains (losses) on investments of $10,041.

The unrealized losses as of December 31, 2018 were largely attributable to four loans. The four loans, Logibec Inc., Envision Healthcare, Isagenix International, and NM Z Parent Inc. generated unrealized losses of approximately $515,000.

The unrealized gains as of December 31, 2017 were largely attributable to our investment in Logibec Inc., which generated unrealized gains of approximately $300,000.

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

Our primary use of funds is investments in Senior Loans, payments of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of December 31, 2019, we sold 2,832,840 shares of common stock for gross proceeds of approximately $56.5 million. As of December 31, 2019, we had cash and cash equivalents of approximately $3.4 million. As of December 31, 2019, we had approximately $30.0 million outstanding under the Credit Facility.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so.

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

Capital Contributions

During the year ended December 31, 2019, we issued and sold 1,021,942 shares of our common stock at an aggregate purchase price of approximately $20.2 million.

Financing Arrangements

On October 12, 2018, we, through FRC Funding I, LLC (“FRC Funding” and together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“Lenders”), State Bank and Trust Company as the administrative agent (“State Bank”) and Alostar Capital Finance (“Alostar”), as Lead Arranger and Bookrunner, pursuant to which Lenders agreed to provide us with a revolving line of credit. The Loan Agreement was effective as of October 12, 2018. On December 10, 2018, the Loan Agreement was amended to add Hitachi Capital America Corp. to the definition of “Lenders” and to amend the definition of “Revolver Commitments” to increase the aggregate amount available to the Borrowers under the Revolver Commitments to $30 million, beginning with the effective date of the Amendment. On May 31, 2019, the Loan Agreement was amended to revise the definitions for “Asset Coverage Ratio” and “Service Termination Event,” and increase the aggregate amount available to Borrowers under the Revolver Commitments to $35 million, beginning with the effective date of the amendment.

As amended, the Loan Agreement provides for $35.0 million in Revolver Commitments (as defined in the Loan Agreement) to be available to the Company to draw down and repay for three years, subject to borrowing base eligibility. The Loan Agreement matures at the earliest of (a) the date that is four (4) years from closing, (b) the date on which FRC Funding terminates the Revolver Commitments pursuant to the Loan Agreement; or (c) the date on which the Revolver Commitments are terminated pursuant to certain events of default under the Loan Agreement. The Scheduled Revolving Period End Date (as defined in the Loan Agreement) is three years from closing.

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

Distribution Policy

Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis. Our initial monthly distribution was declared by our Board on August 25, 2017, and was paid to our stockholders on September 6, 2017. We calculate each stockholder’s specific distribution amount for the month based on a distribution amount per share per day of our common stock, which accrues daily for each stockholder from the date we accept their subscription for shares of our common stock. From time to time, we may also pay interim distributions, including capital gains distributions, at the discretion of our Board. Each year a statement on Internal Revenue Service Form 1099-DIV (or successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

We elected to be treated for U.S. federal income tax purposes, and intend to maintain our qualification, as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, we must, among other things, distribute at least 90.0% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gain in excess of capital loss for the one-year period ending on October 31 of such calendar year and (3) any ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the years ended December 31, 2019 and 2018, and the period from May 3, 2017 (commencement of operations) through December 31, 2017:

The following table reflects the distrubtions declared on shares during the fiscal year ended December 31, 2019:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
11/13/2018	1/26/2019	$0.108	2/6/2019		$201,660
11/13/2018	2/26/2019	0.108	3/6/2019		209,035
2/28/2019	3/26/2019	0.108	4/8/2019		213,723
3/28/2019	4/26/2019	0.111	5/6/2019		224,726
3/28/2019	5/26/2019	0.111	6/6/2019		227,886
5/14/2019	6/26/2019	0.111	7/6/2019		266,832
5/14/2019	7/26/2019	0.114	8/6/2019		284,194
5/14/2019	8/26/2019	0.114	9/6/2019		295,882
8/12/2019	9/26/2019	0.114	10/7/2019		299,494
8/12/2019	10/24/2019	0.114	11/6/2019		306,130
8/12/2019	11/25/2019	0.114	12/6/2019		307,703
11/12/2019	12/23/2019	0.114	1/6/2020	(1)	310,460
					$3,147,725

(1) As of December 31, 2019, this distribution had not been paid, which consisted of a cash dividend of $257,614 and dividends reinvested of $52,845. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distrubtions declared on shares during the fiscal year ended December 31, 2018:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
1/26/2018	1/26/2018	$0.108	2/6/2018		$111,504
2/26/2018	2/26/2018	0.108	3/6/2018		113,258
3/26/2018	3/26/2018	0.108	4/6/2018		113,554
4/26/2018	4/26/2018	0.108	5/6/2018		115,928
5/26/2018	5/26/2018	0.108	6/6/2018		117,518
6/26/2018	6/26/2018	0.108	7/6/2018		122,506
7/26/2018	7/26/2018	0.108	8/6/2018		135,436
8/26/2018	8/26/2018	0.108	9/6/2018		136,430
9/26/2018	9/26/2018	0.108	10/6/2018		148,211
10/26/2018	10/26/2018	0.108	11/6/2018		187,125
11/26/2018	11/26/2018	0.108	12/6/2018		197,860
11/13/2018	12/26/2018	0.108	1/7/2019	(1)	200,125
					$1,699,455

(1) As of December 31, 2018, this distribution had not been paid, which consisted of a cash dividend of $200,145 and no dividends reinvested. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distrubtions declared on shares during the fiscal year ended December 31, 2017:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
8/25/2017	8/25/2017	$0.108	9/6/2017		$36,207
9/26/2017	9/26/2017	0.108	10/6/2017		63,585
10/26/2017	10/26/2017	0.108	11/6/2017		104,134
11/26/2017	11/26/2017	0.108	12/6/2017		106,375
12/26/2017	12/26/2017	0.108	1/6/2018	(1)	110,964
					$421,265

(1) As of December 31, 2017, this distribution had not been paid, which consisted of a cash dividend of $110,964 and no dividends reinvested. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), effective as of, and first applied to the reinvestment of cash distributions paid on or after May 1, 2019. Under the DRIP, cash distributions paid to participating stockholders are reinvested in shares at a price equal to the net asset value per share of the shares as of such date. New stockholders of the Company on or after May 1, 2019 were automatically enrolled in the DRIP unless they affirmatively declined participation in the DRIP. Existing stockholders of the Company prior to May 1, 2019 were given the opportunity to participate in the DRIP. The Company uses newly-issued shares to implement the DRIP. The number of newly-issued shares to be issued to a participating stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the net asset value per share of the applicable class. There are no commissions or other sales charges on shares issued to a participating stockholder.

The following table reflects the common stock issued pursuant to the DRIP during the period May 1, 2019 to December 31, 2019:

Declaration	Record	Payment
Date	Date	Date	Shares
3/28/2019	5/26/2019	6/6/2019	2,208
5/14/2019	6/26/2019	7/6/2019	2,220
5/14/2019	7/26/2019	8/6/2019	2,503
5/14/2019	8/26/2019	9/6/2019	2,605
8/12/2019	9/26/2019	10/7/2019	2,605
8/12/2019	10/24/2019	11/6/2019	2,642
8/12/2019	11/25/2019	12/6/2019	2,660
11/12/2019	12/23/2019	1/6/2020(1)	2,676
			20,119

(1) As of December 31, 2019, this distribution had not been paid, which consisted of a reinvestment of 2,676 shares at a value of $52,845. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

Repurchases of Shares

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

Following the closing of the final tender offer above in order to comply with the provisions of the SBCAA, the Company commenced its share repurchase program, whereby it intends to offer to repurchase up to 5% if its issued and outstanding shares on a quarterly basis through registered tender offers. The table below shows the effects of the quarterly repurchase offers made by the Company during the year ended December 31, 2019:

Repurchase Offer Date	Repurchase Date	Number of Shares Repurchased	Percentage of Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
April 1, 2019	April 29, 2019	18,750	100%	$19.80	$371,250
July 16, 2019	August 14, 2019	19,996	100%	$19.77	$395,326
October 1, 2019	November 6, 2019	37,911	100%	$19.77	$749,498
TOTAL		76,657			$1,516,074

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

ASC Topic 820 clarifies that fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability to a market participant in the principal or most advantageous market for the investment. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as discussed in Note 5 to the Notes to Consolidated Financial Statements.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2019 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility, net	$29,796,235	$-	$-	$29,796,235	$-
Total contractual obligations	$29,796,235	$-	$-	$29,796,235	$-

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

As of December 31, 2019, all of the debt investments in our portfolio were at floating rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm as of and for the year ended December 31, 2019	F-2
Report of the Predecessor Independent Registered Public Accounting Firm as of and for the year ended December 31, 2018 and the period ended December 31, 2017.	F-3
Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018	F-4
Consolidated Statements of Operations for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-5
Consolidated Statements of Changes in Net Assets for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-6
Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-7
Consolidated Schedules of Investments as of December 31, 2019 and 2018	F-8
Notes to Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Flat Rock Capital Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Flat Rock Capital Corp. (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, cash flows, and changes in net assets for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, cash flows, and changes in its net assets for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Flat Rock Capital Corp.’s consolidated financial statements for the year or period ended December 31, 2018 and 2017 were audited by other auditors, whose reports dated March 13, 2019 and March 15, 2018 expressed unqualified opinions on those consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian, brokers and underlying investment managers, or by other appropriate auditing procedures where replies from brokers or counterparties were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the auditor of one or more of the investment companies advised by Flat Rock Global, LLC since 2018.

COHEN & COMPANY, LTD.

Cleveland, Ohio

March 18, 2020

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

Flat Rock Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2019	December 31, 2018
Assets:
Non-controlled/non-affiliated investments, at fair value (cost of $101,846,603 and $76,887,587, respectively)	$101,537,724	$76,193,199
Cash and cash equivalents	3,359,446	1,179,518
Foreign currency, at fair value (cost of $47,289)	47,289	-
Unrealized appreciation on open forward foreign currency exchange contracts	-	369,812
Receivables:
Receivable for sales of investments	1,771	-
Receivable for paydowns of investments	81,410	205,831
Due from investment adviser	196,728	89,849
Dividend receivable	64,524	-
Interest receivable	265,314	421,055
Prepaid expenses and other assets	75,000	75,000
Total Assets	$105,629,206	$78,534,264

Liabilities:
Credit facility, net (see note 6)	$29,796,235	$23,233,011
Payables:
Payable for investments purchased	18,996,667	17,946,607
Distributions payable	257,614	200,145
Management fee payable	368,452	-
Incentive fee payable	155,491	-
Accrued other general and administrative expenses	84,877	299,394
Total Liabilities	$49,659,336	$41,679,157

Commitments and contingencies (Note 8)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding as of December 31, 2019, and December 31, 2018	$-	$-
Common Shares, $0.001 par value; 125,000,000 shares authorized; 2,832,840 as of December 31, 2019, and 1,867,420 as of December 31, 2018 issued and outstanding, respectively	2,833	1,867
Additional paid-in capital	56,459,407	37,367,533
Total distributable earnings (accumulated deficit)	(492,370)	(514,293)
Total Net Assets	$55,969,870	$36,855,107
Total Liabilities and Net Assets	$105,629,206	$78,534,264
Net Asset Value Per Common Share	$19.76	$19.74

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Operations

	For the Years Ended		For the Period May 3, 2017 (commencement of operations) through
	December 31, 2019	December 31, 2018	December 31, 2017
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$6,497,864	$2,369,096	$443,683
Dividend income	121,483	-	-
Other income	76,408	109,431	-
Total investment income from non-controlled, non-affiliated investments	6,695,755	2,478,527	443,683
Total Investment Income	6,695,755	2,478,527	443,683

Expenses:
Interest expense	1,562,512	180,601	16,017
Management fees	1,376,674	625,782	233,070
Incentive fees	546,204	-	12,368
Professional fees	259,986	452,407	407,946
Other general and administrative expenses	404,596	438,738	180,290
Total Expenses	4,149,972	1,697,528	849,691
Less: Management fee waiver (Note 3)	(265,221)	(625,782)	(245,438)
Less: Incentive fee waiver (Note 3)	(408,149)	-	-
Less: Expense reimbursement (Note 3)	-	(101,939)	(520,033)
Net expenses	3,476,602	969,807	84,220
Net Investment Income (Loss)	3,219,153	1,508,720	359,463

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(282,272)	252,230	83,372
Foreign currency transactions	47,937	(5,814)	(264,336)
Forward foreign currency exchange contracts (Note 2)	174,789	-	-
Total net realized gains (losses)	(59,546)	246,416	(180,964)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	242,482	(602,720)	43,070
Foreign currency translation	137,371	(395,856)	258,486
Forward foreign currency exchange contracts (Note 2)	(369,812)	407,953	(38,141)
Total net change in unrealized gains (losses)	10,041	(590,623)	263,415
Total realized and unrealized gains (losses)	(49,505)	(344,207)	82,451

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,169,648	$1,164,513	$441,914

Per Common Share Data:
Basic and diluted net investment income per common share	$1.37	$1.14	$0.69
Basic and diluted net increase in net assets resulting from operations	$1.35	$0.88	$0.84
Weighted Average Common Shares Outstanding - Basic and Diluted	2,350,674	1,317,698	523,748

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Changes in Net Assets

	For the Years Ended		For the Period May 3, 2017 (commencement of operations) through
	December 31, 2019	December 31, 2018	December 31, 2017
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$3,219,153	$1,508,720	$359,463
Net realized gains (losses) on investments and foreign currency transactions	(59,546)	246,416	(180,964)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	10,041	(590,623)	263,415
Net Increase (Decrease) in Net Assets Resulting from Operations	3,169,648	1,164,513	441,914

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(3,147,725)	(1,699,455)	(262,140)
Return of capital	-	-	(159,125)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(3,147,725)	(1,699,455)	(421,265)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	20,210,850	17,121,000	20,649,000
Reinvestment of stockholder distributions	398,064	-	-
Repurchase of common shares	(1,516,074)	(400,600)	-
Net Increase in Net Assets Resulting from Capital Share Transactions	19,092,840	16,720,400	20,649,000
Total Increase (Decrease) in Net Assets	19,114,763	16,185,458	20,669,649
Net Assets, Beginning of Period	36,855,107	20,669,649	-
Net Assets, End of Period	$55,969,870	$36,855,107	$20,669,649
Net Asset Value per Common Share	$19.76	$19.74	$20.02
Common shares outstanding at the end of the period	2,832,840	1,867,420	1,032,445

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Cash Flows

	For the Year Ended		For the Period May 3, 2017 (commencement of operations) through
	December 31, 2019	December 31, 2018	December 31, 2017

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$3,169,648	$1,164,513	$441,914
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	282,272	(246,416)	(91,151)
Net change in unrealized (gains)/losses on investments	(242,482)	602,720	(42,295)
Net change in unrealized (gains)/losses on foreign currency translations	(137,371)	395,856	(258,486)
Net change in unrealized (appreciation)/depreciation on forward foreign currency contracts	369,812	(407,953)	38,141
Net accretion of discount on investments	(60,003)	(40,345)	(13,741)
Purchases of investments	(170,787,006)	(123,016,550)	(65,518,684)
Proceeds from sale of investments	145,605,721	73,829,280	38,206,613
Amortization of debt issuance costs	125,899	19,506	-
Changes in operating assets and liabilities:
Receivable for sales of investments	(1,771)	1,486,885	(1,486,885)
Interest and dividend receivable	91,217	(360,263)	(60,792)
Due from investment adviser	(106,879)	430,184	(520,033)
Receivable for paydowns of investments	124,421	(193,173)	(12,658)
Prepaid expenses and other assets	-	(75,000)	-
Payable for investments purchased	1,050,060	8,211,441	9,735,166
Management fees payable	368,452	-	-
Incentive fee payable	155,491	-	-
Accrued other general and administrative expenses	(220,151)	(288,841)	588,235
Net cash used in operating activities	(20,212,670)	(38,488,156)	(18,994,656)
Cash Flows from Financing Activities:
Borrowings on credit facility	45,094,606	36,041,685	-
Payments on credit facility	(38,611,271)	(12,373,131)	-
Payments of debt issuance costs	(46,010)	(455,049)	-
Distributions paid in cash	(2,692,213)	(1,610,275)	(310,300)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $0, $100,000 and ($100,000), respectively	20,210,850	17,221,000	20,549,000
Repurchase of common shares	(1,516,074)	(400,600)	-
Net cash provided by financing activities	22,439,887	38,423,630	20,238,700
Net increase (decrease) in cash and cash equivalents	2,227,217	(64,526)	1,244,044
Cash, cash equivalents and foreign currency, beginning of period	1,179,518	1,244,044	-
Cash, cash equivalents and foreign currency, end of period(1)	$3,406,735	$1,179,518	$1,244,044

Supplemental and Non-Cash Information:
Interest paid during the period	$1,562,512	$180,601	$16,017
Distributions declared during the period	$3,147,725	$-	$-
Reinvestment of distributions during the period	$398,064	$-	$-
Distributions payable	$257,614	$200,145	$110,965

(1)	Agrees to the total of “Cash and cash equivalents” and “Foreign currency, at fair value” balances on the Consolidated Statements of Assets and Liabilities

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2019

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured Debt(1)(2)(6)
AIS HoldCo, LLC(7)	Insurance Services	3M USD L + 5.00% (0% Floor)	8/15/2018	8/15/2025	$3,875,000	$3,875,108	$3,826,562	6.8%
ALM Media, Inc.(7)	Media: Advertising, Printing, and Publishing	3M USD L + 6.50% (1% Floor)	11/25/2019	11/25/2024	5,000,000	4,901,774	4,900,000	8.8%
Broder Bros Co.(7)	Wholesale	3M USD L + 8.50% (1% Floor)	1/30/2019	12/2/2022	1,932,883	1,932,883	1,932,883	3.5%
Diversified Risk Holdings, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	14,850,000	14,732,774	14,998,500	26.8%
Ceva Logistics Finance B.V.(4)	Transportation: Cargo	3M USD L + 5.00% (0% Floor)	2/22/2019	8/4/2025	2,985,000	2,901,303	2,567,100	4.6%
Coastal Construction Products(7)(10)	Construction & Building	1M USD L + 5.125% (1% Floor)	10/10/2018	9/4/2024	3,805,021	3,765,373	3,805,021	6.8%
Hill International, Inc.(7)	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,462,500	1,457,080	1,458,844	2.6%
Isagenix International LLC(7)	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	4/25/2025	2,773,173	2,781,173	2,495,856	4.5%
Mills Fleet Farms(7)	Consumer Goods	1M USD L + 6.25% (1% Floor)	10/19/2018	10/19/2024	4,961,078	4,876,119	4,712,031	8.4%
NM Z Parent Inc (Zep Inc)(7)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	982,412	972,631	808,820	1.4%
North Pole US LLC(4)	Aerospace & Defense	3M USD L + 7.00% (0% Floor)	4/10/2019	4/10/2025	1,925,000	1,745,737	1,750,595	3.1%
Potpourri Group, Inc.(7)	Direct Selling	1M USD L + 8.25% (0% Floor)	7/3/2019	7/3/2024	9,875,000	9,781,895	9,776,250	17.5%
Specialist Resources Global Inc.(5)(7)(10)	Healthcare Services	1M USD L + 5.25% (0% Floor)	9/23/2019	9/23/2025	3,325,000	3,284,781	3,283,417	5.9%
Spencer Gifts LLC(7)	Retail	1M USD L + 6.00% (0% Floor)	6/14/2019	6/12/2026	4,987,500	4,891,998	4,889,246	8.7%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,688	277,916	0.5%
ThreeBridge Solutions Term Loan(5)(7)	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	5,164,392	5,115,830	5,164,392	9.2%
World Insurance Associates, LLC Delayed Draw(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.50% (1% Floor)	7/2/2018	7/18/2024	1,692,930	1,686,765	1,676,001	3.0%
World Insurance Associates, LLC(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.50% (1% Floor)	7/2/2018	7/18/2024	3,182,458	3,155,653	3,150,633	5.6%
Total First Lien Senior Secured Debt					$73,057,263	$72,134,565	$71,474,067	127.7%

Collateralized Loan Obligations(1)(6)
Churchill Middle Market CLO IV Ltd., Class E2(4)	Investment Vehicle	3M USD L + 10.20% (0% Floor)	12/12/2019	1/23/2032	4,000,000	3,800,904	4,060,800	7.3%
Total Collateralized Loan Obligations					4,000,000	3,800,904	4,060,800	7.3%
Total Debt Investments					$77,057,263	$75,935,469	$75,534,867	135.0%

Private Fund Investments
BCP Great Lakes Fund LP(4)(8)(9)	Investment Vehicle	-	8/9/2019	-		6,914,467	7,006,429	12.5%
Total Private Fund Investments						$6,914,467	$7,006,429	12.5%

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2019

Security(3)	Yield to Maturity	Maturity Date	Acquisition Date	Number of Shares	Principal / Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
U.S. Government Securities(1)(6)
U.S. Treasury Bill(5)	1.05%	1/7/2020	12/31/2019	19,000,000	$19,000,000	$18,996,667	$18,996,428	33.9%
Total U.S. Government Securities					19,000,000	18,996,667	18,996,428	33.9%

Total Investments					$96,057,263	$101,846,603	$101,537,724	181.4%
Liabilities in Excess of Other Assets							(45,567,854)	(81.4)%
Net assets							$55,969,870	100.0%

(1) The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2) Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of December 31, 2019, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 1.76%, 1.83%, and 1.91%, respectively.

(3) As of December 31, 2019, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4) Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019, 14.6% of the Company’s total assets were in non-qualifying investments.

(5) Investments or a portion of investments are unsettled as of December 31, 2019.

(6) As of December 31, 2019, the tax cost of the Company’s investments approximates their amortized cost.

(7) Security or portion thereof held within FRC Funding I, LLC, a special purpose wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility (see Note 6 to the consolidated financial statements).

(8) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2019, the aggregate fair value of restricted securities held by the Company was $7,006,429 or 12.5% of net assets.

(9) The BCP Great Lakes Fund LP (the “Private Fund”) is a limited partnership commitment, and has a three year reinvestment period expiring November 27, 2021, and is subject to two (2) one year extensions thereof with the consent of BMO Harris Bank and BC Partners Advisors, L.P. The Private Fund’s investment strategy is to invest in middle market sponsor backed uni-tranche term loans. The reinvestment period is 3 years from the close date. The Private Fund does not permit withdrawal from the Private Fund or the withdrawal of any portion of the Company's capital account until the termination of the Private Fund or as provided in the Private Fund's limited partnership agreement. Of the $7,300,000 commitment to the Private Fund, $385,533 was unfunded as of December 31, 2019 (See Note 8 to the Consolidated Financial Statements).

(10) The Company had unfunded loan commitments to the portfolio company as of December 31, 2019. See Note 8 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2018

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Company(3)	Industry	Interest	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AIS HoldCo, LLC(5)	Insurance Services	3M USD L + 5.00% (1% Floor)	8/15/2018	8/15/2025	$3,975,000	$3,975,330	$3,955,125	10.7%
American Dental Partners, Inc.	Healthcare Services	3M USD L + 4.25% (1% Floor)	11/14/2018	8/30/2021	1,000,000	997,564	985,000	2.7%
Bomgar Corporation	Computers & Electronics	3M USD L + 4.00% (1% Floor)	4/17/2018	4/17/2025	2,736,250	2,744,413	2,619,959	7.1%
Canngen Insurance Services, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	15,000,000	14,854,433	14,850,000	40.3%
Coastal Construction Products	Construction & Building	2M USD L + 5.375% (1% Floor)	10/10/2018	9/4/2024	3,995,882	3,947,388	3,955,924	10.7%
Deliver Buyer, Inc.	Capital Equipment	3M USD L + 5.00% (1% Floor)	6/14/2018	5/1/2024	497,475	496,315	486,928	1.3%
Elo Touch Solutions(5)	High Tech Industries	3M USD L + 6.50% (1% Floor)	12/7/2018	12/5/2025	1,000,000	950,000	950,000	2.6%
Envision Healthcare, Inc.	Healthcare Services	1M USD L + 3.75% (1% Floor)	9/28/2018	10/10/2025	2,000,000	1,995,040	1,860,000	5.0%
GI Revelation Acquisition LLC	Business Services	1M USD L + 5.00% (1% Floor)	4/11/2018	4/11/2025	746,873	743,357	743,139	2.0%
Hill International, Inc.	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,477,500	1,471,084	1,473,806	4.0%
Idera, Inc.	Computers & Electronics	1M USD L + 4.50% (1% Floor)	6/29/2017	6/28/2024	1,331,507	1,329,303	1,338,164	3.6%
Isagenix International LLC	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	6/14/2025	2,925,000	2,935,223	2,827,598	7.7%
JP Intermediate Term Loan	Direct Selling	3M USD L + 5.50% (1% Floor)	10/19/2018	11/15/2025	500,000	495,073	495,000	1.3%
Logibec Inc.(4)	Healthcare IT	1M CDOR + 6.00% (1% Floor)	6/14/2017	1/15/2020	4,563,960	4,686,491	4,518,321	12.3%
MHVC Acquisition Corp (Magnolia/Peraton)	Aerospace and Defense	3M USD L + 5.25% (1% Floor)	9/21/2018	4/28/2024	994,949	989,975	962,614	2.6%
Mills Fleet Farms	Consumer Goods	1M USD L + 6.25% (1% Floor)	10/19/2018	10/19/2024	5,000,000	4,902,388	4,900,000	13.4%
MRO Holdings, Inc.	Transportation	3M USD L + 5.25% (1% Floor)	10/20/2017	10/25/2023	990,000	981,904	990,000	2.7%
Next Level Apparel, Inc.	Consumer Goods	1M USD L + 6.00% (1% Floor)	7/27/2018	7/26/2024	1,987,500	1,968,004	1,967,625	5.3%
NM Z Parent Inc (Zep Inc)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	992,462	981,013	876,642	2.4%
Octave Music Group, Inc.	Broadcasting & Subscription	1M USD L + 4.75% (1% Floor)	10/17/2017	5/28/2021	987,212	992,027	987,212	2.7%
ScribeAmerica (HealthChannels)	Healthcare Services	1M USD L + 4.50% (1% Floor)	10/31/2018	4/3/2025	997,487	987,561	987,513	2.7%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,232	275,136	0.6%
ThreeBridge Solutions Term Loan	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	5,456,700	5,394,248	5,402,133	14.7%
World Insurance Associates, LLC Delayed Draw(5)(7)	Insurance Brokerage	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	332,446	325,366	317,447	0.9%
World Insurance Associates, LLC(5)	Insurance Brokerage	1M USD L + 4.75% (1% Floor)	7/2/2018	7/18/2024	2,493,750	2,469,748	2,468,813	6.7%
Total First Lien Senior Secured					$62,259,869	$61,888,480	$61,194,099	166.0%

Total Debt Investments					$62,259,869	$61,888,480	$61,194,099	166.0%

	Yield to	Maturity	Acquisition	Number of	Principal /	Amortized	Fair	Percentage
Company(3)	Maturity	Date	Date	Shares	Par	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	1/3/2019	12/31/2018	15,000,000	$15,000,000	$14,999,107	$14,999,100	40.7%
Total U.S. Government Securities					15,000,000	14,999,107	14,999,100	40.7%

Total Investments					$77,259,869	$76,887,587	$76,193,199	206.7%
Liabilities in Excess of Other Assets							(39,338,092)	(106.7)%
Net assets							$36,855,107	100.0%

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

Flat Rock Global, LLC (the “Adviser” or “Flat Rock Global”), a Delaware limited liability company, serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio under the terms of an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), subject to the supervision of the Company’s Board of Directors (the “Board”). The Board consists of three directors, two of whom are not “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company of Flat Rock Global.

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

Revenue Recognition

Security transactions are accounted for on the trade date. Distributions received from limited liability company and limited partnership investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security using the effective interest method. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Cash and Cash Equivalents

Cash and cash equivalents (e.g. U.S. Treasury bills) may include demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.

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

Investments in private investment companies are measured based upon NAV as a practical expedient to determine fair value. The Company applies the practical expedient to private investment companies on an investment-by-investment basis, and consistently with the Company’s entire position in a particular investment, unless it is probable that the Company will sell a portion of an investment at an amount different from the NAV of the investment. Each of these investments has certain restrictions with respect to rights of withdrawal by the Company as specified in the respective agreements. Generally, the Company is required to provide notice of its intent to withdraw after the investment has been maintained for a certain period of time. The management agreements of the private investment companies provide for compensation to the managers in the form of fees ranging from 0% to 2% annually of the net assets and performance incentive allocations or fees ranging from 0% to 20% on net profits earned.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. The Company utilizes specific identification on a First-In, First-Out (“FIFO”) basis as their tax-lot relief method.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. As of December 31, 2019, the balance of debt issuance costs was $372,544, included in Credit Facility, net of $29,796,235 on the consolidated statements of assets and liabilities.

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

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the year ended December 31, 2019, the Company utilized forward foreign currency contracts to hedge its foreign currency exposure.

The following table provides quantitative disclosures about fair values of, and unrealized appreciation (depreciation) on, the Company’s derivative instruments as of December 31, 2019 and 2018, grouped by contract type and risk exposure category.

Derivatives
	For the Years Ended
Unrealized appreciation (depreciation) per the Consolidated Statement of Assets and Liabilities	December 31, 2019	December 31, 2018
Forward foreign currency exchange contracts	$-	$369,812
Derivative Assets (Liabilities)	$-	$369,812

The following table lists the amount of change in unrealized appreciation (depreciation) included in net increase (decrease) in net assets resulting from operations during the years ended December 31, 2019 and 2018, and the period ended December 31, 2017, grouped by contract type and risk exposure. There were no realized gains/(losses) generated on forward contracts during the year ended December 31, 2018 and the period ended December 31, 2017.

Fiscal Year Ended December 31, 2019
Derivative Type	Consolidated Statement of Operations Location	Foreign Currency Contracts

Forward foreign currency exchange contracts	Net change in unrealized gains (losses) from forward foreign currency exchange contracts	$(369,812)
	Net realized gains/(losses) on forward foreign currency exchange contracts	$174,789

Fiscal Year Ended December 31, 2018
Derivative Type	Consolidated Statement of Operations Location	Foreign Currency Contracts

Forward foreign currency exchange contracts	Net change in unrealized gains (losses) from forward foreign currency exchange contracts	$407,953

For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Derivative Type	Consolidated Statement of Operations Location	Foreign Currency Contracts

Forward foreign currency exchange contracts	Net change in unrealized gains (losses) from forward foreign currency exchange contracts	$(38,141)

During the years ended December 31, 2019 and 2018, and the period ended December 31, 2017, the Company’s quarterly average volume of derivatives is as follows:

	For the Years Ended		For the Period May 3, 2017 (commencement of operations) through
Notional Amount	December 31, 2019	December 31, 2018	December 31, 2017

Forward Foreign Currency Exchange Contracts	$4,810,461	$5,090,981	$3,393,987

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1.	Fair value of investment securities, other assets and liabilities — at the exchange rates prevailing at the end of the applicable period; and

2.	Purchases and sales of investment securities, income and expenses — at the exchange rates prevailing on the respective dates of such transactions.

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

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities. During the year ended December 31, 2019, all foreign security and currency translations were closed out as a result of the sale of the Company’s investment in a first lien senior secured loan to Logibec, Inc., which was denominated in Canadian currency.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on December 31, 2019, acquired $19,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $76,236 for a total gross management fee payable of $368,452; however, Flat Rock Global waived the portion relating to the acquisition of short-term U.S. Treasury Bills. For the year ended December 31, 2019, the Company incurred management fees of $1,376,674, $265,221 of which was waived by Flat Rock Global. In addition, there are no recoupment agreements in place, and waived fees will not be recouped by Flat Rock Global.

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

For the year ended December 31, 2019, the Company incurred incentive fees on income of $546,204 of which $408,149 was waived by Flat Rock Global. In addition, there are no recoupment agreements in place, and waived incentive fees will not be recouped by Flat Rock Global.

For the year ended December 31, 2018, and the period ended December 31, 2017, the Company did not incur incentive fees on income.

The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Flat Rock Global if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though Flat Rock Global is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the years ended December 31, 2019 and 2018, and the period ended December 31, 2017, the Company did not accrue capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

Administration Agreement

The Company entered into an administration agreement with Flat Rock Global to serve as its Administrator. Pursuant to the administration agreement, Flat Rock Global provides the Company with services such as accounting, financial reporting, legal and compliance support and investor relations support necessary for the Company to operate or has engaged a third-party firm to perform some or all of these functions. The Company does not pay Flat Rock Global any fees pursuant to the Administration Agreement. The Company reimburses Flat Rock Global for administrative expenses it incurs as a result of providing these services. Beginning on May 3, 2017, Flat Rock Global agreed to reimburse the Company for certain operating expenses. Flat Rock Global has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Flat Rock Global, if any, will be determined at the end of each quarter. For the year ended December 31, 2019, there was no reimbursement for audit, fund accounting, fund administration, insurance, legal, valuation and other fees. For the year ended December 31, 2018, the reimbursement totaled $101,939. For the fiscal period May 3, 2017 (commencement of operations) through December 31, 2017, the reimbursement totaled $520,033. To the extent reimbursements may be needed in the future, there can be no assurance that Flat Rock Global will provide any such reimbursements. In addition, there are no recoupment agreements in place and the aforementioned expenses will not be recouped by Flat Rock Global.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
		Fair		Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$72,134,565	$71,474,067	$61,888,480	$61,194,099
Private Fund Investments	6,914,467	7,006,429	-	-
Collateralized Loan Obligations	3,800,904	4,060,800	-	-
U.S. Government Securities	18,996,667	18,996,428	14,999,107	14,999,100
	101,846,603	101,537,724	76,887,587	76,193,199
Forward foreign currency exchange contracts	-	-	-	369,812
Total Investments	$101,846,603	$101,537,724	$76,887,587	$76,563,011

As of December 31, 2019, 14.6% of the investment portfolio at amortized cost and 14.6% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Luxembourg and Switzerland, or non-controlled investment companies. Such investments are not qualifying assets as defined by Section 55(a) of the 1940 Act.

The industry composition of investments based on fair value as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018

U.S. Government Securities	18.8%	19.6%
Insurance Services	18.6%	24.6%
Direct Selling	12.1%	4.3%
Investment Vehicle	10.9%	0.0%
IT Implementation	5.3%	7.4%
Retail	4.8%	0.0%
Banking, Finance, Insurance & Real Estate	4.8%	0.0%
Media: Advertising, Printing, and Publishing	4.8%	0.0%
Consumer Goods	4.6%	9.0%
Construction & Building	3.8%	5.2%
Healthcare Services	3.2%	5.0%
Transportation: Cargo	2.5%	0.0%
Wholesale	1.9%	0.0%
Aerospace & Defense	1.7%	1.3%
Business Services	1.4%	2.9%
Chemicals & Allied Products	0.8%	1.1%
Healthcare IT	0.0%	5.9%
Computers & Electronics	0.0%	5.2%
Transportation	0.0%	1.3%
High Tech Industries	0.0%	1.2%
Broadcasting & Subscription	0.0%	1.3%
Capital Equipment	0.0%	0.6%
Insurance Brokerage	0.0%	3.6%
Forward Foreign Currency Exchange Contracts	0.0%	0.5%
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018

United States:
Northeast	42.1%	14.4%
U.S. Government Securities	18.8%	19.7%
West	17.1%	27.0%
Midwest	10.0%	13.9%
Southeast	7.0%	12.1%
South	0.8%	7.0%
Switzerland	2.5%	0.0%
Luxembourg	1.7%	0.0%
Canada	0.0%	5.9%
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy of investments as of December 31, 2019 and December 31, 2018. Assets valued using NAV as a practical expedient, an indicator of fair value, are listed in a separate column to permit reconciliation to totals in the Consolidated Statement of Assets and Liabilities:

	Fair Value Hierarchy as of December 31, 2019
Investments:	Level 1	Level 2	Level 3	Investments Valued at Net Asset Value	Total
First-lien senior secured debt	$-	$-	$71,474,067	$-	$71,474,067
Private Fund Investments	-	-	-	7,006,429	7,006,429
Collateralized Loan Obligations	-	-	4,060,800	-	4,060,800
U.S. Government Securities	-	18,996,428	-	-	18,996,428
Total Investments	$-	$18,996,428	$75,534,867	$7,006,429	$101,537,724

	Fair Value Hierarchy as of December 31, 2018
Investments:	Level 1	Level 2	Level 3	Investments Valued at Net Asset Value	Total
First-lien senior secured debt	$-	$-	$61,194,099	$-	$61,194,099
U.S. Government Securities	-	14,999,100	-	-	14,999,100
Forward foreign currency exchange contracts	-	369,812	-	-	369,812
Total Investments	$-	$15,368,912	$61,194,099	$-	$76,563,011

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2019 and 2018:

	For the Years Ended
First-lien senior secured debt	December 31, 2019	December 31, 2018
Fair value, beginning of period	$61,194,099	$19,718,232
Purchases of investments	80,447,699	87,520,229
Proceeds from principal payments and sales of investments	(70,252,423)	(45,086,107)
Net change in unrealized gain (loss)	25,593	(998,600)
Net accretion of discount on investments	59,099	40,345
Transfers into (out of) Level 3	-	-
Fair value, end of period	$71,474,067	$61,194,099

	For the Years Ended
Collateralized loan obligations	December 31, 2019	December 31, 2018
Fair value, beginning of period	$-	$-
Purchases of investments	3,800,000	-
Proceeds from principal payments and sales of investments	-	-
Net change in unrealized gain (loss)	259,896	-
Net accretion of discount on investments	904	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$4,060,800	$-

The following table presents the net change in unrealized gains/(losses) for the period relating to these Level 3 assets that were still held by the Company at the end of the years ended December 31, 2019 and 2018 and the period ended December 31, 2017:

	For the Years Ended		For the Period May 3, 2017 (commencement of operations) through
Net Change in Unrealized Gain (Loss)	December 31, 2019	December 31, 2018	December 31, 2017

First-lien senior secured debt	$(87,939)	$(992,391)	$301,587
Collateralized loan obligations	259,896	-	-
	$171,957	$(992,391)	$301,587

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve–month EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market-based approach as of December 31, 2019 and December 31, 2018, the Company used the relevant EBITDA and revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies.

The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of an investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income-based approach as of December 31, 2019 and December 31, 2018, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2019 and 2018. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Collateralized loan obligations	$4,060,800	Third Party Vendor Pricing Service	Broker Quotes	101.52 - 101.52 (101.52)
First-lien senior secured debt	4,900,000	Recent transaction	Transaction price	98.00 - 98.00 (98.00)
First-lien senior secured debt	66,574,067	Market & income approach	EBITDA multiple	8.4x - 16.5x (12.7x)
	$75,534,867		Revenue multiple	0.88x - 3.5x (2.1x)
			Discount rate	4.31% - 11.62% (9.33%)

	As of December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
First-lien senior secured debt	$37,072,165	Recent transaction	Transaction price	95.00 - 99.50 (98.50)
First-lien senior secured debt	24,121,934	Market & income approach	EBITDA multiple	7.8x - 10.2x (8.99x)
	$61,194,099		Discount rate	6.75% - 8.75% (7.79%)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% after such borrowing. As of May 30, 2019, as a result of complying with the requirements set forth in the Small Business Credit Availability Act (“SBCAA”), the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2019 and 2018, the Company’s asset coverage ratio was 287% and 250%, respectively.

On October 12, 2018, the Company, through a special purpose wholly-owned subsidiary, FRC Funding I, LLC (“FRC Funding” and together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“Lenders”), State Bank and Trust Company as the administrative agent (“State Bank”) and Alostar Capital Finance (“Alostar”), as Lead Arranger and Bookrunner, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “Credit Facility”). The Loan Agreement was effective as of October 12, 2018. Per the second amendment of the Loan Agreement, Cadence Bank, N.A. is the successor by merger to State Bank and Trust Company. The termination date for the Loan Agreement is October 12, 2022.

The Loan Agreement provides for an initial $20.0 million in Revolver Commitments (as defined in the Loan Agreement) to be available at closing that the Company can draw down and repay for three years, subject to borrowing base eligibility. The Loan Agreement matures at the earliest of (a) the date that is four (4) years from closing, (b) the date on which FRC Funding terminates the Revolver Commitments pursuant to the Loan Agreement; or (c) the date on which the Revolver Commitments are terminated pursuant to certain events of default under the Loan Agreement; and the Scheduled Revolving Period End Date (as defined in the Loan Agreement) is three years from closing. On December 10, 2018, the Loan Agreement was amended to add Hitachi Capital America Corp. to the definition of “Lenders” and to amend the definition of “Revolver Commitments” to increase the aggregate amount available to the Borrowers under the Revolver Commitments to $30 million, beginning with the effective date of the amendment. On May 31, 2019, the Loan Agreement was further amended to revise the definitions for “Asset Coverage Ratio” and “Service Termination Event,” and increase the aggregate amount available to Borrowers under the Revolver Commitments to $35 million, beginning with the effective date of the amendment.

Debt obligations consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$35,000,000	$30,048,313	$2,579,058	$29,796,235
Total debt	$35,000,000	$30,048,313	$2,579,058	$29,796,235

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of deferred financing costs and loan servicing fees of approximately $0.4 million.

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$30,000,000	$23,668,554	$576,091	$23,233,011
Total debt	$30,000,000	$23,668,554	$576,091	$23,233,011

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of deferred financing costs and loan servicing fees of approximately $0.4 million.

Average debt outstanding during the years ended December 31, 2019 and 2018 was $25,684,091 and $12,654,577, respectively.

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

For the years ended December 31, 2019 and 2018, the components of interest expense relating to the credit facility were as follows:

	For the Years Ended
	December 31, 2019	December 31, 2018

Interest expense	$1,350,669	$150,100
Amortization of debt issuance costs	125,899	19,508
Total interest expense	$1,476,568	$169,608
Average interest rate	5.06%	5.23%

Pursuant to the terms of the Loan Agreement, the Borrowers granted to State Bank for the benefit of State Bank and Hitachi, Lenders, Alostar and its affiliates, a security interest and a lien in substantially all of FRC Funding’s assets. The Loan Agreement contains certain affirmative and negative covenants, including a minimum Company asset coverage ratio, a minimum fixed charge ratio, and a minimum Company tangible net worth. Under the Loan Agreement, the Borrowers are required to make certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other requirements that are customary for similar credit facilities. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement or in the event of a change of control of the Company or FRC Funding.

Note 7. Share Transactions

Offering Proceeds

During the year ended December 31, 2019, the Company issued and sold 1,021,942 shares of its common stock at an aggregate purchase price of $20.2 million. During the year ended December 31, 2018, the Company issued and sold 854,788 shares of its common stock at an aggregate purchase price of $17,121,000. For the period May 3, 2017 (commencement of operations) through December 31, 2017, the Company issued and sold 1,032,445 shares of its common stock at an aggregate purchase price of $20,649,000.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the years ended December 31, 2019 and 2018, and the period from May 3, 2017 (commencement of operations) through December 31, 2017:

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2019:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
11/13/2018	1/26/2019	$0.108	2/6/2019		$201,660
11/13/2018	2/26/2019	0.108	3/6/2019		209,035
2/28/2019	3/26/2019	0.108	4/8/2019		213,723
3/28/2019	4/26/2019	0.111	5/6/2019		224,726
3/28/2019	5/26/2019	0.111	6/6/2019		227,886
5/14/2019	6/26/2019	0.111	7/6/2019		266,832
5/14/2019	7/26/2019	0.114	8/6/2019		284,194
5/14/2019	8/26/2019	0.114	9/6/2019		295,882
8/12/2019	9/26/2019	0.114	10/7/2019		299,494
8/12/2019	10/24/2019	0.114	11/6/2019		306,130
8/12/2019	11/25/2019	0.114	12/6/2019		307,703
11/12/2019	12/23/2019	0.114	1/6/2020	(1)	310,460
					$3,147,725

(1)	As of December 31, 2019, this distribution had not been paid, which consisted of a cash dividend of $257,614 and dividends reinvested of $52,845. See disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distrubtions declared on shares during the fiscal year ended December 31, 2018:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
1/26/2018	1/26/2018	$0.108	2/6/2018		$111,504
2/26/2018	2/26/2018	0.108	3/6/2018		113,258
3/26/2018	3/26/2018	0.108	4/6/2018		113,554
4/26/2018	4/26/2018	0.108	5/6/2018		115,928
5/26/2018	5/26/2018	0.108	6/6/2018		117,518
6/26/2018	6/26/2018	0.108	7/6/2018		122,506
7/26/2018	7/26/2018	0.108	8/6/2018		135,436
8/26/2018	8/26/2018	0.108	9/6/2018		136,430
9/26/2018	9/26/2018	0.108	10/6/2018		148,211
10/26/2018	10/26/2018	0.108	11/6/2018		187,125
11/13/2018	11/26/2018	0.108	12/6/2018		197,860
11/13/2018	12/26/2018	0.108	1/7/2019	(1)	200,125
					$1,699,455

(1)	As of December 31, 2018, this distribution had not been paid, which consisted of a cash dividend of $200,145 and no dividends reinvested. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distrubtions declared on shares during the fiscal year ended December 31, 2017:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
8/25/2017	8/25/2017	$0.108	9/6/2017		$36,207
9/26/2017	9/26/2017	0.108	10/6/2017		63,585
10/26/2017	10/26/2017	0.108	11/6/2017		104,134
11/26/2017	11/26/2017	0.108	12/6/2017		106,375
12/26/2017	12/26/2017	0.108	1/6/2018	(1)	110,964
					$421,265

(1)	As of December 31, 2017, this distribution had not been paid, which consisted of a cash dividend of $110,964 and no dividends reinvested. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

Distribution Reinvestment Plan

On March 28, 2019, the Board approved the establishment of a distribution reinvestment plan (the “DRIP”). The DRIP was effective as of, and was first applied to the reinvestment of cash distributions paid on or after, May 1, 2019.

Under the DRIP, cash distributions paid to participating stockholders are reinvested in Shares at a price equal to the net asset value per share of the Shares as of such date. New stockholders of the Company on or after May 1, 2019 became participating stockholders in the DRIP unless they affirmatively declined participation in the DRIP. Existing stockholders of the Company prior to May 1, 2019 were given the opportunity to participate in the DRIP.

The following table reflects the common stock issued pursuant to the DRIP during the period May 1, 2019 to December 31, 2019:

Declaration	Record	Payment
Date	Date	Date		Shares
3/28/2019	5/26/2019	6/6/2019		2,208
5/14/2019	6/26/2019	7/6/2019		2,220
5/14/2019	7/26/2019	8/6/2019		2,503
5/14/2019	8/26/2019	9/6/2019		2,605
8/12/2019	9/26/2019	10/7/2019		2,605
8/12/2019	10/24/2019	11/6/2019		2,642
8/12/2019	11/25/2019	12/6/2019		2,660
11/12/2019	12/23/2019	1/6/2020	(1)	2,676
				20,119

(1)	As of December 31, 2019, this distribution had not been paid, which consisted of a reinvestment of 2,676 shares at a value of $52,845. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

Repurchases of Shares

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

Following the closing of the final tender offer above in order to comply with the provisions of the SBCAA, the Company commenced its share repurchase program, whereby it intends to offer to repurchase up to 5% if its issued and outstanding shares on a quarterly basis through registered tender offers. The table below shows the effects of the quarterly repurchase offers made by the Company during the year ended December 31, 2019:

Repurchase Offer Date	Repurchase Date	Number of Shares Repurchased	Percentage of Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
April 1, 2019	April 29, 2019	18,750	100%	$19.80	$371,250
July 16, 2019	August 14, 2019	19,996	100%	$19.77	$395,326
October 1, 2019	November 6, 2019	37,911	100%	$19.77	$749,498
TOTAL		76,657			$1,516,074

Note 8. Commitments and Contingencies

The Company had an aggregate of $3,052,200 of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of December 31, 2019. As of December 31, 2019, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2019 is shown in the table below:

		As of
	Expiration Date (1)	December 31, 2019

Coastal Construction Products	9/4/2020	$1,000,000
Specialist Resources Global Inc.	9/26/2021	1,666,667
BCP Great Lakes Fund LP	11/27/2021	385,533
Total unfunded commitments		$3,052,200

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2018 is shown in the table below:

		As of
	Expiration Date (1)	December 31, 2018

World Insurance Associates, LLC	7/18/2024	$1,167,391
Total unfunded commitments		$1,167,391

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2019, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2019 and 2018, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2019 and 2018, and the period from May 3, 2017 (commencement of operations) through December 31, 2017:

			For the Period
	For the Years Ended		May 3, 2017 (commencement of operations) through
	December 31, 2019	December 31, 2018	December 31, 2017

Net increase in net assets resulting from operations	$3,169,648	$1,164,513	$441,914
Weighted average common shares of common stock outstanding - basic and diluted	2,350,674	1,317,698	523,748
Earnings per common share - basic and diluted	$1.35	$0.88	$0.84

Note 10. Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year end December 31, 2017. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as dividends. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax year ended December 31, 2019. These reclassifications have no impact on net assets.

Year Ended December 31, 2019

Increase (decrease) in distributable earnings	-

Increase (decrease) in capital in excess of par value	$-

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2019 and December 31, 2018, and the period ended December 31, 2017:

	Year Ended December 31, 2019	Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Net increase (decrease) in net assets resulting from operations	$3,169,648	$1,164,513	$441,914
Net change in unrealized appreciation (depreciation) from investments	(10,041)	590,623	(263,415)
Net realized losses	318,751	-	-
Other book tax differences	(369,812)	149,467	83,641
Taxable income before deductions for distributions	$3,108,546	$1,904,603	$262,140

	Year Ended December 31, 2019	Year Ended December 31, 2018	For the Period May 3, 2017 (commencement of operations) through December 31, 2017
Distributions paid from:

Ordinary income	$3,147,725	$1,699,455	$262,140
Capital gains	—	—	—
Return of Capital	—	—	159,125
Total	$3,147,725	$1,699,455	$421,265

For the years ended December 31, 2019 and 2018, and the period ended December 31, 2017, the components of accumulated earnings on a tax basis were as follows:

	Year Ended	Year Ended	For the Period May 3, 2017 (commencement of operations) through
	December 31,	December 31,	December 31,
	2019	2018	2017
Undistributed net investment income (loss)	$401,162	$136,522	$(83,641)
Undistributed capital gains	—	246,350	—
Capital loss carryforward	(318,751)	—	—
Other accumulated gain (loss)/dividends payable	(265,902)	(200,145)	83,641
Net unrealized appreciation	(308,879)	(697,020)	263,415
Total	$(492,370)	$(514,293)	$263,415

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2019, the Company had short term loss carryforwards of $314,489 and long term loss carryforwards of $4,262.

As of December 31, 2019, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

December 31, 2019
Tax cost	101,846,603
Gross unrealized appreciation	794,415
Gross unrealized depreciation	(1,103,294)
Net unrealized appreciation/(depreciation) on investments	$(308,879)

The Company adopted FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) as of December 31, 2018. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2019, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal, New York State, and New York City. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 11. Financial Highlights

The following per common share data has been derived from information provided in the audited financial statements. The following is a schedule of financial highlights for the years ended December 31, 2019 and 2018, and the period from May 3, 2017 (commencement of operations) through December 31, 2017:

			For the Period
	For the Years Ended		May 3, 2017 (commencement of operations) through
	December 31, 2019	December 31, 2018	December 31, 2017
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$19.74	$20.02	$-

Results of Operations:
Net Investment Income(1)	1.37	1.15	0.69
Net Realized and Unrealized Gain (Loss) on Investments(1)(5)	(0.01)	(0.13)	(0.13)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.36	1.02	0.56

Distributions to Common Stockholders
Distributions from Net Investment Income	(1.34)	(1.30)	(0.34)
Return of Capital	-	-	(0.20)
Net Decrease in Net Assets Resulting from Distributions	(1.34)	(1.30)	(0.54)

Capital Share Transactions
Issuance of Common Stock	-	-	20.00
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-	20.00
Net Asset Value, End of Period	$19.76	$19.74	$20.02

Shares Outstanding, End of Period	2,832,840	1,867,420	1,032,445

Ratio/Supplemental Data
Net assets, end of period	$55,969,870	$36,855,107	$20,669,649
Weighted-average shares outstanding	2,350,674	1,317,698	523,748
Total Return(3)	7.13%	5.07%	2.80%
Portfolio turnover	84.6%	136.5%	156.3%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	8.83%	6.15%	11.95%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	7.39%	3.52%	1.18%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	5.41%	2.84%	(5.71%)
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	6.85%	5.47%	5.06%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Includes interest expense of 2.92%, 0.53%, 0.23%, respectively, which is not subject to reimbursement by Flat Rock Global.

(5)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

Note 12. Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

Investment income	$1,562,580	$1,593,794	$1,642,598	$1,896,783
Net expenses	816,583	870,334	896,443	893,243
Net investment income (loss)	745,997	723,460	746,155	1,003,540
Net realized gain (loss) on investments, and foreign currency transactions	407,483	(328,422)	(139,061)	454
Net unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	(464,240)	321,216	263,557	(110,492)
Increase (decrease) in net assets resulting from operations	$689,240	$716,254	$870,651	$893,502
Net asset value per share as of the end of the quarter	$19.77	$19.77	$19.77	$19.76

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

Investment income	$415,523	$439,548	$613,700	$1,009,756
Net expenses	145,498	177,737	276,045	370,527
Net investment income (loss)	270,025	261,811	337,655	639,229
Net realized gain (loss) on investments, and foreign currency transactions	36,834	44,305	87,506	77,771
Net unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	41,998	51,627	(3,008)	(681,240)
Increase (decrease) in net assets resulting from operations	$348,857	$357,743	$422,153	$35,760
Net asset value per share as of the end of the quarter	$20.03	$20.03	$20.03	$19.74

	For the Three Months Ended
	June 30, 2017*	September 30, 2017	December 31, 2017

Investment income	$685	$113,255	$329,743
Net expenses	480	36,753	46,987
Net investment income (loss)	205	76,502	282,756
Net realized gain (loss) on investments, and foreign currency transactions	-	(266,658)	85,694
Net unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	362	289,381	(26,328)
Increase (decrease) in net assets resulting from operations	$567	$99,225	$342,122
Net asset value per share as of the end of the quarter	$20.00	$20.00	$20.02

* Commenced operations on May 3, 2017

Note 13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

Issuance of Common Stock

On January 29, 2020, the Company issued and sold approximately 7,606 shares of its common stock at an aggregate purchase price of $150,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On March 2, 2020, the Company issued and sold 34,862 shares of its common stock at an aggregate purchase price of $689,925. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Distributions

On November 12, 2019, the Company declared a distribution of $0.114 per share, or $322,943, for holders of record as of January 24, 2020, which was paid on February 6, 2020.

On November 12, 2019, the Company declared a distribution of $0.114 per share, or $322,863, for holders of record as of February 24, 2020, which was paid on March 6, 2020.

On January 8, 2020, following approval from the Board, the Company filed a tender offer to repurchase up to 141,245 Shares of the Company’s issued and outstanding common stock, which represented 5% of the issued and outstanding shares as of January 6, 2020. The tender offer expired at 11:59 P.M., Central Time, on February 7, 2020 (the “Offer Expiration Date”). As of the Offer Expiration Date, 11,009 Shares for a total of $217,583 were validly tendered and withdrawn pursuant to the tender offer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K.

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

In connection with the preparation of this annual report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the information contained in our definitive proxy statement, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the information contained in our definitive proxy statement, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information contained in our definitive proxy statement, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information contained in our definitive proxy statement, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm as of and for the year ended December 31, 2019	F-2
Report of the Predecessor Independent Registered Public Accounting Firm as of and for the year ended December 31, 2018 and the period ended December 31, 2017.	F-3
Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018	F-4
Consolidated Statements of Operations for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-5
Consolidated Statements of Changes in Net Assets for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-6
Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-7
Consolidated Schedules of Investments as of December 31, 2019 and 2018	F-8
Notes to Consolidated Financial Statements	F-12

(b) EXHIBITS

3.1	Articles of Incorporation of Flat Rock Capital Corp. (Incorporated by reference to the initial filing of the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on March 24, 2017.)
3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)
3.3	Bylaws (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 1, 2017.)
4.1	Form of Subscription Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)
4.2	Distribution Reinvestment Plan (Incorporated by reference to Form 8-K Exhibit 4.1 (SEC File No. 000-55767) filed with the SEC on April 5, 2019.)
10.1	Investment Advisory Agreement by and between Flat Rock Capital Corp. and Flat Rock Global, LLC, dated May 16, 2017 (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 19, 2017.)
10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)
10.3	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)
10.4	Custody Agreement by and between Flat Rock Capital Corp. and U.S. Bank National Association, dated May 3, 2017 (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 1, 2017.)
10.5	Custody Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017.)
10.6	Loan and Security Agreement among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Lenders party thereto, and State Bank and Trust Company as agent for the Lenders, dated October 12, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2018.)
10.7	First Amendment to Loan and Security Agreement by and among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Existing Lender party thereto, State Bank and Trust Company as agent for the Lenders and Hitachi Capital America Corp. as a New Lender, dated December 10, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2018.)
10.8	Second Amendment to Loan and Security Agreement (Incorporated by reference to Form 8-K (SEC File No. 000-55767) filed with the SEC on July 3, 2019.)

14.1*	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Registrant has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAT ROCK CAPITAL CORP.

Dated: March 18, 2020	By:	/s/ Robert K. Grunewald
Robert K. Grunewald
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 18, 2020	By:	/s/ Robert K. Grunewald
Robert K. Grunewald
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 18, 2020	By:	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer and
Chief Operating Officer
(Principal Financial and Accounting Officer)

Dated: March 18, 2020	By:	/s/ R. Scott Coolidge
R. Scott Coolidge
Director

Dated: March 18, 2020	By:	/s/ Michael L. Schwarz
Michael L. Schwarz
Director