Form 10-K/A
period 2019-12-31
Flat Rock Capital Corp.
filed 2020-04-29
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

There were 2,874,863 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on April 28, 2020.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

Flat Rock Capital Corp. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2019, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2020 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference from the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in the Original Report by reference from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the fiscal year-end. The Company is filing this Amendment to include Part III information in the Annual Report on Form 10-K for the year ended December 31, 2019 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report. This Amendment hereby amends and restates the cover page, Part III, Items 10 through 14, and the list of exhibits contained in Part IV, Item 15, in their entirety.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15, of the Original Report are hereby amended and restated in their entirety below. The Amendment does not affect any other items in the Original Report, including the Company’s financial statements and the notes to the financial statements. In addition, the cover page has been updated and amended. As a result of the Amendment, the Company is also filing as exhibits to the Amendment new certifications as required by Rule 15d-14(a) under the Exchange Act. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective positions and offices are as follows:

Directors

Information regarding our board of directors and directors is set forth below. We have divided the directors into two groups — interested directors and independent directors. The address for each director is c/o Flat Rock Capital Corp., 1350 6th Avenue, 18th Floor, New York, New York 10019.

Name	Year of Birth	Director Since
Interested Director
Robert K. Grunewald(1)	1962	2017
Independent Directors
R. Scott Coolidge	1955	2017
Michael L. Schwarz	1960	2017
____________

(1) Mr. Grunewald is viewed as an interested person of Flat Rock Global, LLC (“Flat Rock Global”), and consequently as an interested director, by virtue of his controlling position in Flat Rock Global.

Interested Director

Robert K. Grunewald. Robert K. Grunewald has served as our President and Chief Executive Officer since our inception and as Chairman of our board of directors since May 2017. In addition, Mr. Grunewald serves as Chief Executive Officer of Flat Rock Global our investment adviser. Mr. Grunewald is a trustee and Chief Executive Officer of Flat Rock Opportunity Fund, a continuously offered, non-diversified, closed-end management investment company that operates as an interval fund. Mr. Grunewald previously served as the President and Chief Investment Officer of Business Development Corp. of America (“BDCA”). During his tenure at BDCA, Mr. Grunewald grew the company from $2.5 million of assets under management to $2.5 billion. He also established the firm’s loan management systems as well as their policies and procedures. While at BDCA, Mr. Grunewald also founded AR Capital BDC Income Fund, the first open-end mutual fund dedicated to investing in the BDC sector.

Mr. Grunewald has over 25 years of experience with middle-market finance, BDCs and asset management. Within the finance industry, he has participated as a lender, investment banker, M&A advisor, private equity investor and hedge fund manager. As head of Financial Services M&A at NationsBank/Montgomery Securities from 1992 through 1997, Mr. Grunewald and his team completed numerous assignments for clients throughout the specialty finance industry. In 1997, Mr. Grunewald was recruited to lead the Specialty Finance Investment Banking Practice at what became Wachovia Securities. At Wachovia, Mr. Grunewald managed a number of high profile transactions, including initial public offerings and secondary offerings for some of the largest publicly-traded BDCs and finance companies including Capital Source, Ares Capital, American Capital Strategies, Allied Capital, and Gladstone Capital.

In 2006, Mr. Grunewald joined American Capital Strategies, or ACAS, a publicly-traded BDC and global asset manager. As head of the Financial Services Investment Practice from 2006 through 2009, Mr. Grunewald and his team focused on investment activity in the specialty finance, insurance, and asset management sectors. While at ACAS he founded two highly successful financial services companies: Core Financial Holdings, a diversified commercial finance company and asset-based lender, and American Capital Agency Corporation (NASDAQ: ‘‘AGNC’’), a publicly traded mortgage REIT.

Mr. Grunewald holds an MBA from Georgia State University and a Bachelor of Business Administration from the University of Notre Dame.

The Company believes that Mr. Grunewald’s experience with middle-market finance, business development companies and asset management firms has provided Mr. Grunewald with the experience, skills and attributes necessary to effectively carry out the duties and responsibilities of a director and that Mr. Grunewald is a highly qualified member of the Company’s board of directors.

Independent Directors

R. Scott Coolidge. Mr. Coolidge has served on the Company’s board of directors since May 2017. Mr. Coolidge is also a trustee of Flat Rock Opportunity Fund. Mr. Coolidge has been a Partner at Human Capital Advisors, a company that provides human resource consulting services to corporations and boards of directors, since 2015. Prior to joining Human Capital Advisors, Mr. Coolidge served at Freddie Mac from 2003 through 2015 as a Senior Vice President and Vice President, providing strategic leadership in all dimensions of human resources including talent management, and setting compensation and benefit strategy. From 1993 through 2003, Mr. Coolidge was a Partner or Principal at Towers Perin managing the firm’s executive and employee compensation practices in the Southeast Region.

Mr. Coolidge holds a Certificate in Leadership Coaching from Georgetown University and a Bachelor of Arts from Harvard University.

The Company believes that Mr. Coolidge’s experience in strategic leadership and ability to develop and execute mission critical human resource initiatives, change management and strategic communications has provided Mr. Coolidge with the experience, skills and attributes necessary to effectively carry out the duties and responsibilities of a director and that Mr. Coolidge is a highly qualified member of the Company’s board of directors.

Michael L. Schwarz. Mr. Schwarz has served on the Company’s board of directors since May 2017. Mr. Schwarz is also a trustee of Flat Rock Opportunity Fund. Since 2007, Mr. Schwarz has been a Partner at Woodfield Investments, a South Carolina based developer of multifamily real estate projects in the Southeast that has a portfolio of over $2 billion of developed communities and is currently developing over $1 billion of new communities. From 1994 to 2005, Mr. Schwarz served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer at Summit Properties, a NYSE-listed owner and developer and owner of multifamily communities. Prior to Summit Properties, Mr. Schwarz worked at Arthur Young & Co. in audit and syndication consulting.

Mr. Schwarz holds a Master of Accountancy from the University of South Carolina.

The Company believes that Mr. Schwarz’s experience in audit, capital markets, investing activities and strategic leadership has provided Mr. Schwarz with the experience, skills and attributes necessary to effectively carry out the duties and responsibilities of a director and that Mr. Schwarz is a highly qualified member of the Company’s board of directors.

Executive Officers

The following persons serve as our executive officers in the following capacities:

Name	Year of Birth	Positions Held
Robert K. Grunewald	1962	President and Chief Executive Officer

Richard A. Petrocelli	1968	Chief Operating Officer, Chief Financial Officer, Chief Compliance Officer and Secretary

The address for each executive officer is c/o Flat Rock Capital Corp., 1350 6th Avenue, 18th Floor, New York, New York 10019.

Mr. Grunewald’s biography is provided under “Interested Director” above.

Executive Officers Who are Not Directors

Richard A. Petrocelli. Mr. Petrocelli has served as our Chief Operating Officer and Chief Financial Officer since our inception and as Chief Compliance Officer since May 2017. Mr. Petrocelli is also the Chief Operating Officer, Chief Financial Officer and Chief Compliance Officer of Flat Rock Opportunity Fund. Previously, Mr. Petrocelli spent 16 years at Saratoga Partners, a middle market private equity firm, where he was Managing Director and chief financial officer. Additionally, he served as chief financial officer and chief compliance officer of Saratoga Partner’s publicly-traded business development company, Saratoga Investment Corp. (NYSE:SAR). Additionally, Mr. Petrocelli was responsible for sourcing and underwriting middle market private equity and debt investments during his tenure at Saratoga. Mr. Petrocelli also spent one year as CFO of two business development companies managed by Fifth Street Asset Management from July 2014 to July 2015. Mr. Petrocelli served as Vice President of Finance for Gabelli Asset Management from 1993 to 1998. At Gabelli, Mr. Petrocelli was responsible for financial reporting and analysis for Gabelli’s alternative asset management business, Gabelli Securities.

Mr. Petrocelli received his B.S.B.A. from Georgetown University and earned an M.B.A. from New York University’s Stern School of Business.

Audit Committee

Our audit committee is composed entirely of independent directors. The audit committee is responsible for approving our independent registered public accounting firm, reviewing with our independent auditors the plans and results of the audit engagement, approving professional services provided by our independent registered public accounting firm, reviewing the independence of our independent auditors and reviewing the adequacy of our internal accounting controls. R. Scott Coolidge and Michael L. Schwarz serve as the members of our audit committee. Mr. Schwarz serves as the chairman of the audit committee and has been designated as the audit committee financial expert. The audit committee met four times during 2019.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its Shares, are required to report their beneficial ownership of Shares and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Ethics

We and Flat Rock Global have adopted codes of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act of 1940, as amended, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The codes of ethics generally do not permit investments by our employees or employees of Flat Rock Global in securities that may be purchased or held by us. Our code of ethics can be found at our website: www.flatrockglobal.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

None of our executive officers receive direct compensation from us. We do not currently have any employees and do not expect to have any employees in the foreseeable future. The services necessary for the operation of our business are provided to us by our officers and the employees of Flat Rock Global pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement.

Director Compensation Table

Our independent directors receive an annual fee of $1 plus reimbursement of any reasonable out-of-pocket expenses incurred in connection with their service on the board of directors. In addition, the chairman of the audit committee receives an annual fee of $1 and the chairman of each of the nominating and corporate governance committee and the valuation committee receive an annual fee of $1 for their additional services, if any, in these capacities. In addition, our independent directors will receive compensation for the in-person attendance of certain industry-related events and seminars in the amount of (1) $1 for each day of an external seminar, conference, panel, forum or other industry-related event that does not exceed four hours or (2) $1 for each day of an external seminar, conference, panel, forum or other industry-related event that exceeds four hours. In addition, we purchase directors’ and officers’ liability insurance on behalf of our directors and officers.

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	All Other Compensation ($)	Total ($)
Robert K. Grunewald(1)	$—	$—	$—
R. Scott Coolidge	$1	$—	$1
Michael L. Schwarz	$2	$—	$2

(1)       Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director or reimbursements of travel expenses to attend board and audit committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 28, 2020, information with respect to the beneficial ownership of our common stock by:

•	each person known to us to beneficially own more than 5% of the outstanding shares of our common stock;
•	each member of our board of directors and each executive officer; and
•	all of the members of our board of directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 28, 2020.

	Shares Beneficially Owned as of April 28, 2020
Name(1)	Number of Shares	Percentage of Outstanding Shares

Beneficial Owners of More than 5%
Interested Director:
Robert K. Grunewald	120,000	4.2%
Independent Directors:
R. Scott Coolidge	—	—
Michael L. Schwarz	—	—
Executive Officers:
Richard A. Petrocelli	25,250	0.1%
All officers and directors as a group (4 persons)	145,250	4.3%

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Flat Rock Capital Corp., 1350 6th Avenue, 18th Floor, New York, New York 10019.

The following table sets forth, as of April 28, 2020, the dollar range of our equity securities that are beneficially owned by each member of our board of directors.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)(3)
Interested Director:
Robert K. Grunewald	over $100,000
Independent Directors:
R. Scott Coolidge	None
Michael L. Schwarz	None

(1)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)	The dollar range of equity securities beneficially owned by our directors is based on the most recent offering price of $19.22 per share.
(3)	The dollar range of equity securities beneficially owned are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not pay, or plan to pay, any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement (the “Advisory Agreement”) with Flat Rock Global, which is controlled by Mr. Grunewald, our Chairman and Chief Executive Officer.

Under the terms of the Advisory Agreement, we pay Flat Rock Global a base management fee (the “Management Fee”) and may also pay to it incentive fees (each, an “Incentive Fee”).

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

Allocation of our Adviser’s Time

We rely to a significant degree on Flat Rock Global to manage our day-to-day activities and to implement our investment strategy. Flat Rock Global and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us, including sharing senior management and investment personnel with Flat Rock Global. For example, Mr. Grunewald and Mr. Petrocelli, who serves as our Chief Financial Officer and Chief Compliance Officer, also serve as executive officers of Flat Rock Opportunity Fund, a publicly-registered closed-end fund that operates as an interval fund, which is managed by Flat Rock Global. As a result of these activities, Flat Rock Global, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Therefore, Flat Rock Global, its personnel, and certain affiliates may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us. However, Flat Rock Global believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all activities in which they are involved.

Competition/Co-Investment

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, are not be permitted to co-invest with Flat Rock Global or its affiliates in transactions originated by Flat Rock Global or its affiliates unless we obtain an exemptive order from the SEC.

In the absence of exemptive relief from the SEC, we intend to co-invest alongside Flat Rock Global or its affiliates only in accordance with existing regulatory guidance. For example, at any time, we may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. Given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objective.

Director Independence

As required by our charter, a majority of the members of our board of directors must qualify as “independent directors” as affirmatively determined by our board of directors. Our board of directors consults with our legal counsel to ensure that its determinations are consistent with our charter and applicable securities and other laws and regulations regarding what constitutes an “independent director.” We do not consider a director independent unless our board of directors has determined that he or she has no material relationship with us in accordance with Section 2(a)(19) of the 1940 Act

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, our board of directors has determined that Mr. Coolidge and Mr. Schwarz, who comprise a majority of our board of directors, qualify as independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Cohen & Company, Ltd. (“Cohen”), an independent registered public accounting firm located at 1350 Euclid Ave., Suite 800 Cleveland, OH 44115, has served as our independent registered public accounting firm from April 18, 2019 to present.

KPMG LLP (“KPMG”), an independent registered public accounting firm located at 345 Park Avenue, New York, New York 10154, served as our independent registered public accounting firm from inception through April 17, 2019.

Independent Public Accountant’s Fees

Cohen and KPMG performed audit services for us for the years ended December 31, 2019 and December 31, 2018, respectively. Fees for professional services provided by Cohen and KPMG in 2019 and 2018 in each of the following categories are:

	2019	2018
Audit Fees	$110,000	$237,500
Audit-Related Fees	$—	—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees:	$110,000	$237,500

“Audit Fees” relate to fees and expenses billed by KPMG and Cohen for the annual audits, including the audit of our financial statements, review of our quarterly financial statements and for comfort letters and consents related to stock issuances.

“Audit-Related Fees” relate to fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

“Tax Fees” relate to fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

“All Other Fees” relate to fees for any services not included in the above-described categories.

Pre-Approval Policies and Procedures

Our audit committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by Cohen to management. All of the audit and permitted non-audit services described above for which Cohen billed the Company for the fiscal year ended December 31, 2019 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

The following documents are filed as part of this Amendment:

1. The list of the financial statements was previously filed with the Original Report.

2. Exhibits. The exhibits filed with this Amendment are set forth in the Exhibit Index.

(b)	EXHIBITS

3.1	Articles of Incorporation of Flat Rock Capital Corp. (Incorporated by reference to the initial filing of the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on March 24, 2017.)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

3.3	Bylaws (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 1, 2017.)

4.1	Form of Subscription Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.1	Investment Advisory Agreement by and between Flat Rock Capital Corp. and Flat Rock Global, LLC, dated May 16, 2017 (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 19, 2017.)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)

10.3	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.4	Custody Agreement by and between Flat Rock Capital Corp. and U.S. Bank National Association, dated May 3, 2017 (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 1, 2017.)

10.5	Custody Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017.)

10.6	Loan and Security Agreement among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Lenders party thereto, and State Bank and Trust Company as agent for the Lenders, dated October 12, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2018.)

10.7	First Amendment to Loan and Security Agreement by and among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Existing Lender party thereto, State Bank and Trust Company as agent for the Lenders and Hitachi Capital America Corp. as a New Lender, dated December 10, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2018.)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018.)

21.1	Subsidiaries of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 19, 2020.)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 19, 2020.)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAT ROCK CAPITAL CORP.

Dated: April 29, 2020	By:	/s/ Robert K. Grunewald
Robert K. Grunewald
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 2020	By:	/s/ Robert K. Grunewald
Robert K. Grunewald
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 29, 2020	By:	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer and
Chief Operating Officer
(Principal Financial and Accounting Officer)

Dated: April 29, 2020	By:	/s/ R. Scott Coolidge
R. Scott Coolidge
Director

Dated: April 29, 2020	By:	/s/ Michael L. Schwarz
Michael L. Schwarz
Director