Form 10-Q
period 2020-03-31
Flat Rock Capital Corp.
filed 2020-05-14
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Commission File Number: 000-55767

Flat Rock Capital Corp.

Maryland	82-0894786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 6th Avenue, 18th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 596-3413

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2020, the registrant had 2,893,527 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Flat Rock Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2020 (Unaudited)	December 31, 2019

Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $101,325,212 and $101,846,603, respectively)	$98,206,006	$101,537,724
Cash and cash equivalents	2,627,484	3,359,446
Restricted cash	75,000	-
Foreign currency, at fair value (cost of $47,289 and $47,289, respectively)	47,289	47,289

Receivables:
Subscriptions	45,000	-
Receivable for sales of investments	187,412	1,771
Receivable for paydowns of investments	-	81,410
Due from investment adviser	286,869	196,728
Dividend receivable	72,188	64,524
Interest receivable	815,552	265,314
Prepaid expenses and other assets	-	75,000
Total Assets	$102,362,800	$105,629,206

Liabilities:
Credit facility, net (Note 6)	$31,776,664	$29,796,235
Payables:
Payable for investments purchased	15,031,763	18,996,667
Distributions payable	272,838	257,614
Management fee payable	723,985	368,452
Incentive fee payable	331,290	155,491
Accrued other general and administrative expenses	181,240	84,877
Total Liabilities	$48,317,780	$49,659,336

Commitments and contingencies (Note 8)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding as of March 31, 2020, and December 31, 2019	$-	$-
Common Shares, $0.001 par value; 125,000,000 shares authorized; 2,874,863 as of March 31, 2020, and 2,832,840 as of December 31, 2019 issued and outstanding, respectively	2,875	2,833
Additional paid-in capital	57,287,623	56,459,407
Total distributable earnings (accumulated deficit)	(3,245,478)	(492,370)
Total Net Assets	$54,045,020	$55,969,870
Total Liabilities and Net Assets	$102,362,800	$105,629,206
Net Asset Value Per Common Share	$18.80	$19.76

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,845,027	$1,437,288
Dividend income	156,760	-
Other income	34,149	125,292
Total investment income from non-controlled, non-affiliated investments	2,035,936	1,562,580
Total Investment Income	2,035,936	1,562,580

Expenses:
Interest expenses	378,382	407,411
Management fees	355,533	291,417
Incentive fees	175,798	-
Professional fees	74,685	61,644
Other general and administrative expenses	111,235	98,486
Total Expenses	1,095,633	858,958
Less: Management fee waiver (Note 3)	(58,092)	(42,375)
Less: Incentive fee waiver (Note 3)	(32,048)	-
Net expenses	1,005,493	816,583
Net Investment Income (Loss)	1,030,443	745,997

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	3,333	56,833
Forward foreign currency exchange contracts (Note 2)	-	350,650
Total net realized gains (losses)	3,333	407,483
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(2,810,328)	(87,439)
Foreign currency translation	(3,605)	102,878
Forward foreign currency exchange contracts (Note 2)	-	(479,679)
Total net change in unrealized gains (losses)	(2,813,933)	(464,240)
Total realized and unrealized gains (losses)	(2,810,600)	(56,757)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,780,157)	$689,240

Per Common Share Data:
Basic and diluted net investment income per common share	$0.36	$0.39
Basic and diluted net increase (decrease) in net assets resulting from operations	$(0.63)	$0.36
Weighted Average Common Shares Outstanding - Basic and Diluted	2,846,085	1,931,100

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$1,030,443	$745,997
Net realized gains (losses) on investments and foreign currency transactions	3,333	407,483
Net change in unrealized gains (losses) on investments, foreign currency translations,
and foreign currency exchange contracts	(2,813,933)	(464,240)
Net Increase (Decrease) in Net Assets Resulting from Operations	(1,780,157)	689,240

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(972,951)	(624,439)

Net Decrease in Net Assets Resulting from Stockholder Distributions	(972,951)	(624,439)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	884,925	3,104,850
Reinvestment of distributions	160,916	-
Repurchase of common shares	(217,583)	-
Net Increase in Net Assets Resulting from Capital Share Transactions	828,258	3,104,850
Total Increase (Decrease) in Net Assets	(1,924,850)	3,169,651
Net Assets, Beginning of Period	55,969,870	36,855,107
Net Assets, End of Period	$54,045,020	$40,024,758
Net Asset Value per Common Share	$18.80	$19.77
Common shares outstanding at the end of the period	2,874,863	2,024,555

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(1,780,157)	$689,240
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(3,333)	(407,483)
Net change in unrealized (gains)/losses on investments	2,810,328	87,439
Net change in unrealized (gains)/losses on foreign currency translations	3,605	(102,878)
Net change in unrealized (appreciation)/depreciation on forward foreign currency contracts	-	479,678
Net accretion of discount on investments	(48,463)	(22,492)
Purchases of investments	(20,038,595)	(34,874,630)
Proceeds from sale of investments	20,608,176	25,141,037
Amortization of debt issuance costs	33,278	28,467
Changes in operating assets and liabilities:
Receivable for sales of investments	(185,641)	(4,963,750)
Interest and dividends receivable	(557,902)	200,340
Due from investment adviser	(90,141)	89,849
Receivable for paydowns of investments	81,410	678
Prepaid expenses and other assets	75,000	-
Payable for investments purchased	(3,964,904)	5,737,369
Management fees payable	355,533	249,042
Incentive fee payable	175,799	-
Payable to affiliate	-	24,545
Accrued other general and administrative expenses	96,363	(139,543)
Net cash used in operating activities	(2,429,644)	(7,783,092)
Cash Flows from Financing Activities:
Borrowings on credit facility	10,090,193	7,523,856
Payments on credit facility	(8,131,897)	(1,902,786)
Payments of debt issuance costs	(11,145)	24,391
Distributions paid in cash	(796,811)	(610,861)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $45,000 and $0, respectively	839,925	3,104,850
Repurchase of common shares	(217,583)	-
Net cash provided by financing activities	1,772,682	8,139,450
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(656,962)	356,358
Cash, cash equivalents, restricted cash, and foreign currency, beginning of period	3,406,735	1,179,518
Cash, cash equivalents, restricted cash, and foreign currency, end of period(1)	$2,749,773	$1,535,876

Supplemental and Non-Cash Information:
Interest paid during the period	$378,382	$407,411
Distributions declared during the period	$972,951	$-
Reinvestment of distributions during the period	$160,916	$-
Distributions payable	$272,838	$213,723

(1)	Agrees to the total of “Cash and cash equivalents”, “Restricted cash”, and “Foreign currency, at fair value” balances on the Consolidated Statements of Assets and Liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of March 31, 2020

(Unaudited)

			Acquisition	Maturity	Par /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Units	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AIS HoldCo, LLC(7)	Insurance Services	3M USD L + 5.00% (0% Floor)	8/15/2018	8/15/2025	3,850,000	$3,850,519	$3,850,000	7.1%
ALM Media, Inc.(7)	Media: Advertising, Printing, and Publishing	3M USD L + 6.50% (1% Floor)	11/25/2019	11/25/2024	4,937,500	4,844,613	4,838,750	8.9%
Broder Bros Co.(7)	Wholesale	1M USD L + 8.50% (1% Floor)	1/30/2019	12/2/2022	1,922,627	1,922,627	1,884,174	3.5%
Ceva Logistics Finance B.V.(4)	Transportation: Cargo	1M USD L + 5.00% (0% Floor)	2/22/2019	8/4/2025	2,977,500	2,897,260	2,203,350	4.1%
Coastal Construction Products(7)	Construction & Building	2M USD L + 5.125% (1% Floor)	10/10/2018	9/4/2024	3,805,021	3,767,222	3,772,297	7.0%
Diversified Risk Holdings, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	14,812,500	14,701,970	14,960,625	27.6%
Hill International, Inc.(7)	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,458,750	1,453,769	1,455,103	2.7%
Isagenix International LLC(7)	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	4/25/2025	2,734,648	2,742,233	1,914,253	3.5%
Mills Fleet Farms(7)	Consumer Goods	1M USD L + 7.00% (0.75% PIK - 1% Floor)	10/19/2018	10/19/2024	4,957,991	4,877,128	4,517,226	8.3%
NM Z Parent Inc (Zep Inc)(7)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	979,900	970,648	787,349	1.5%
North Pole US LLC(4)	Aerospace & Defense	3M USD L + 7.00% (0% Floor)	4/10/2019	4/10/2025	1,900,000	1,729,370	1,705,630	3.1%
Potpourri Group, Inc.(7)	Direct Selling	1M USD L + 8.25% (0% Floor)	7/3/2019	7/3/2024	9,812,500	9,725,312	9,053,013	16.7%
Specialist Resources Global Inc.(5)(7)	Healthcare Services	1M USD L + 5.25% (0% Floor)	9/23/2019	9/23/2025	3,316,667	3,278,003	3,162,773	5.8%
Spencer Gifts LLC(7)	Retail	1M USD L + 6.00% (0% Floor)	6/14/2019	6/12/2026	4,900,219	4,809,834	4,705,190	8.7%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,886	274,942	0.5%
ThreeBridge Solutions Term Loan(5)(7)	IT Implementation	Greater of 13.00% Fixed or 1M USD L + 9.00%	12/1/2017	12/1/2022	5,062,084	5,018,649	5,007,920	9.2%
Trident Technologies, LLC(7)	IT Services	3M USD L + 6.00% (1.5% Floor)	1/23/2020	12/19/2025	4,987,500	4,914,735	4,912,688	9.1%
World Insurance Associates, LLC Delayed Draw(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.50% (1% Floor)	7/2/2018	7/18/2024	1,688,667	1,682,884	1,688,667	3.1%
World Insurance Associates, LLC(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.50% (1% Floor)	7/2/2018	7/18/2024	3,174,410	3,148,996	3,174,410	5.9%
Total First Lien Senior Secured					77,556,400	$76,611,658	$73,868,360	136.3%

Collateralized Securities and Structured Products
Churchill Middle Market CLO IV Ltd.Class E2(4)	Investment Funds & Vehicles	3M USD L + 9.27% (0% Floor)	12/12/2019	1/23/2032	4,000,000	3,805,017	3,494,800	6.4%
Total Collateralized Securities and Structured Products					4,000,000	3,805,017	3,494,800	6.4%
Total Debt Investments					81,556,400	$80,416,675	$77,363,160	142.7%

Equity Investments
BCP Great Lakes Fund LP(4)(8)(9)(10)	Investment Funds & Vehicles	N/A	8/9/2019	N/A	5,876,774	5,876,774	5,818,594	10.7%
New Mountain Finance Corp.(4)(5)	Investment Funds & Vehicles	N/A	3/31/2020	N/A	5,265	35,468	35,802	0.1%
Total Equity Investments					5,882,039	$5,912,242	$5,854,396	10.8%

	Yield to	Maturity	Acquisition	Number of	Par /	Amortized	Fair	Percentage
Security(3)	Maturity	Date	Date	Shares	Units	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	4/1/2020	3/31/2020	15,000,000	15,000,000	$14,996,295	$14,988,450	27.7%
Total U.S. Government Securities					15,000,000	14,996,295	14,988,450	27.7%

Total Investments					102,438,439	$101,325,212	$98,206,006	181.2%
Liabilities in Excess of Other Assets							(44,160,986)	(81.2)%
Net Assets							$54,045,020	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of March 31, 2020, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 0.99%, 1.26%, and 1.45%, respectively.
(3)	As of March 31, 2020, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020, 13.0% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of March 31, 2020.
(6)	As of March 31, 2020, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within FRC Funding I, LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with State Bank and Trust Company (see Note 6 to the consolidated financial statements).
(8)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2020, the aggregate fair value of securities held by the Company is $5,818,594 or 10.7% of net assets.
(9)	The BCP Great Lakes Fund LP is a limited partnership commitment, and has a three year reinvestment period expiring November 27, 2021, and is subject to two (2) one year extensions thereof with the consent of BMO Harris Bank and BC Partners Advisors, L.P.
(10)	Of the entire $7,300,000 commitment to BCP Great Lakes Fund LP, $385,533 was unfunded as of March 31, 2020. As such, no dividend is being earned on this investment.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. As of March 31, 2020, the balance of debt issuance costs was $338,266, included in Credit Facility, net of $31,776,664 on the consolidated statements of assets and liabilities. As of December 31, 2019, the balance of debt issuance costs was $371,544, included in Credit Facility, net of $29,796,235 on the consolidated statements of assets and liabilities.

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the three months ended March 31, 2020, the Company did not utilize forward foreign currency contracts to hedge its foreign currency exposure.

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

Derivatives

Unrealized appreciation (depreciation) on forward foreign currency exchange contracts

Forward Contracts	$(109,866)
Derivative Liability	$(109,866)

The following table lists the amount of change in unrealized appreciation (depreciation) included in net increase (decrease) in net assets resulting from operations during the three months ended March 31, 2019, grouped by contract type and risk exposure.

Derivatives	Consolidated Statement of Operations Location	Foreign Currency Contracts	Total
	Net change in unrealized gains (losses) from forward foreign currency exchange contracts
Forward Contracts		$(479,679)	$(479,679)
		$(479,679)	$(479,679)

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on March 31, 2020, acquired $15,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $58,092 for a total gross management fee of $355,533; however, Flat Rock Global waived the portion relating to the acquisition of short-term U.S. Treasury Bills. In order to meet the diversification tests required to qualify as a RIC, the Company, on December 31, 2019, acquired $19,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $76,236 for a total gross management fee payable of $368,452; however, Flat Rock Global waived the portion relating to the acquisition of short-term U.S. Treasury Bills. In addition, there are no recoupment agreements in place, and waived fees will not be recouped by Flat Rock Global.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2020, the Company incurred incentive fees on income of $175,798 of which $32,048 was waived by Flat Rock Global. In addition, there are no recoupment agreements in place, and waived incentive fees will not be recouped by Flat Rock Global.

For the three months ended March 31, 2019, the Company did not incur incentive fees on income.

The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Flat Rock Global if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though Flat Rock Global is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2020 and 2019, the Company did not accrue capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien Senior Secured Debt	$76,611,658	$73,868,360	$72,134,565	$71,474,067
Equity Investments	5,912,242	5,854,396	6,914,467	7,006,429
Collateralized Securities and Structured Products	3,805,017	3,494,800	3,800,904	4,060,800
U.S. Government Securities	14,996,295	14,988,450	18,996,667	18,996,428
Total Investments	$101,325,212	$98,206,006	$101,846,603	$101,537,724

As of March 31, 2020, 9.8% of the investment portfolio at amortized cost and 8.9% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Luxembourg and Switzerland, or non-controlled investment companies. Such investments are not qualifying assets as defined by Section 55(a) of the 1940 Act.

As of December 31, 2019, 14.6% of the investment portfolio at amortized cost and 14.6% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Luxembourg and Switzerland, or non-controlled investment companies. Such investments are not qualifying assets as defined by Section 55(a) of the 1940 Act.

The industry composition of investments based on fair value as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019

Insurance Services	19.2%	18.6%
U.S. Government Securities	15.3%	18.8%
Direct Selling	11.2%	12.1%
Investment Funds & Vehicles	9.5%	10.9%
IT Implementation	5.4%	5.3%
Banking, Finance, Insurance & Real Estate	5.0%	4.8%
IT Services	5.0%	0.0%
Media: Advertising, Printing, and Publishing	4.9%	4.8%
Retail	4.8%	4.8%
Consumer Goods	4.6%	4.6%
Construction & Building	3.8%	3.8%
Healthcare Services	3.2%	3.2%
Transportation: Cargo	2.2%	2.5%
Wholesale	1.9%	1.9%
Aerospace & Defense	1.7%	1.7%
Business Services	1.5%	1.4%
Chemicals & Allied Products	0.8%	0.8%
Total	100.0%	100.0%

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The geographic composition of investments based on total investment portfolio fair value as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
United States:
Northeast	40.7%	42.1%
West	17.2%	17.1%
U.S. Government Securities	15.3%	18.8%
Southeast	12.1%	7.0%
Midwest	10.0%	10.0%
South	0.8%	0.8%
Switzerland	2.2%	2.5%
Luxembourg	1.7%	1.7%
Total	100.0%	100.0%

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents the fair value hierarchy of investments as of March 31, 2020 and December 31, 2019. Assets valued using NAV as a practical expedient, an indicator of fair value, are listed in a separate column to permit reconciliation to totals in the Consolidated Statements of Assets and Liabilities:

	Fair Value Hierarchy as of March 31, 2020
Investments:	Level 1	Level 2	Level 3	Investments Valued at Net Asset Value	Total
First-lien Senior Secured Debt	$-	$-	$73,868,360	$-	$73,868,360
Equity Investments	35,802	-	-	5,818,594	5,854,396
Collateralized Securities and Structured Products	-	-	3,494,800	-	3,494,800
U.S. Government Securities	-	14,988,450	-	-	14,988,450
Total Investments	$35,802	$14,988,450	$77,363,160	$5,818,594	$98,206,006

	Fair Value Hierarchy as of December 31, 2019
Investments:	Level 1	Level 2	Level 3	Investments Valued at Net Asset Value	Total
First-lien senior Secured Debt	$-	$-	$71,474,067	$-	$71,474,067
Equity Investments	-	-	-	7,006,429	7,006,429
Collateralized Securities and Structured Products			4,060,800		4,060,800
U.S. Government Securities	-	18,996,428	-	-	18,996,428
Total Investments	$-	$18,996,428	$75,534,867	$7,006,429	$101,537,724

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
First-lien senior secured debt	March 31, 2020	March 31, 2019
Fair value, beginning of period	$71,474,067	$61,194,099
Purchases of investments	4,934,413	25,227,200
Proceeds from principal payments and sales of investments	(501,670)	(10,085,095)
Net change in unrealized gain (loss)	(2,082,800)	15,471
Net accretion of discount on investments	44,350	22,492
Transfers into (out of) Level 3	-	-
Fair value, end of period	$73,868,360	$76,374,167

	For the Three Months Ended
Collateralized loan obligations	March 31, 2020	March 31, 2019
Fair value, beginning of period	$4,060,800	$-
Purchases of investments	-	-
Proceeds from principal payments and sales of investments	-	-
Net change in unrealized gain (loss)	(570,113)	-
Net accretion of discount on investments	4,113	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,494,800	$-

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the net change in unrealized gains/(losses) for the period relating to these Level 3 assets that were still held by the Company for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
Net Change in Unrealized Gain (Loss)	March 31, 2020	March 31, 2019
First-lien senior secured debt	$(2,234,500)	$45,385
Collateralized Securities and Structured Products	(570,113)	-
	$(2,804,613)	$45,385

 Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve–month EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market-based approach as of March 31, 2020 and December 31, 2019, the Company used the relevant EBITDA and revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies.

The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of an investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income-based approach as of March 31, 2020 and December 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2020 and December 31, 2019. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateralized securities and structured products	$3,494,800	Third Party Vendor Pricing Service	Broker Quotes	87.37 - 87.37 (87.37)
First-lien senior secured debt	9,775,765	Recent transaction	Transaction price	98.50 - 100.00 (99.25)
First-lien senior secured debt	64,092,595	Market & income approach	EBITDA multiple	4.3x - 17.2x (10.1x)
	$77,363,160		Revenue multiple	0.3x - 5.2x (1.8x)
			Discount rate	7.3% - 17.0% (9.6%)

	As of December 31, 2019
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
Collateralized securities and structured products	$4,060,800	Third Party Vendor Pricing Service	Broker Quotes	101.52 - 101.52 (101.52)
First-lien senior secured debt	4,900,000	Recent transaction	Transaction price	98.00 - 98.00 (98.00)
First-lien senior secured debt	66,574,067	Market & income approach	EBITDA multiple	8.4x - 16.5x (12.7x)
	$75,534,867		Revenue multiple	0.88x - 3.5x (2.1x)
			Discount rate	4.31% - 11.62% (9.33%)

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% after such borrowing. As of May 30, 2019, as a result of complying with the requirements set forth in the Small Business Credit Availability Act (“SBCAA”), the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2020 and December 31, 2019, the Company’s asset coverage ratio was 270% and 288%, respectively.

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

Debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$35,000,000	$32,006,609	$2,791,210	$31,776,664
Total debt	$35,000,000	$32,006,609	$2,791,210	$31,776,664

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of debt issuance costs of $0.4 million.

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$35,000,000	$30,048,313	$2,579,058	$29,796,235
Total debt	$35,000,000	$30,048,313	$2,579,058	$29,796,235

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.

(2)	The carrying value of the Credit Facility is presented net of debt issuance costs of $0.4 million.

Average debt outstanding during the three months ended March 31, 2020 was $30,969,747.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2020 and 2019, the components of interest expense relating to the credit facility were as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Interest expense	$335,077	$343,177
Amortization of debt issuance costs	33,278	28,468
Total interest expense	$368,355	$371,645
Average interest rate	4.29%	5.38%

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

Note 7. Share Transactions

Offering Proceeds

During the three months ended March 31, 2020, the Company issued and sold 44,810 shares of its common stock at an aggregate purchase price of approximately $0.9 million.

During the three months ended March 31, 2019, the Company issued and sold 157,135 shares at an aggregate purchase price of $3.1 million.

Distributions

The following table reflects the distributions paid on shares of the Company’s common stock during the three months ended March 31, 2020:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
11/12/2019	1/24/2020	$0.114	2/6/2020		$322,943
11/12/2019	2/24/2020	0.114	3/6/2020		322,863
2/25/2020	3/26/2020	0.114	4/8/2020	(1)	327,145
					$972,951

(1)	As of March 31, 2020, this distribution had not been paid, which consisted of a cash dividend of $272,838 and dividends reinvested of $54,307. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distributions paid on shares during the three months ended March 31, 2019:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
11/13/2018	1/26/2019	$0.108	2/6/2019		$201,660
11/13/2018	2/26/2019	0.108	3/6/2019		209,035
2/28/2019	3/26/2019	0.108	4/8/2019	(1)	213,723
					$624,418

(1)	As of March 31, 2019, this distribution had not been paid, which consisted of a cash dividend of $213,723 and no dividends reinvested. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

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

The following table reflects the common stock issued pursuant to the DRIP during the three months ended March 31, 2020:

Declaration	Record	Payment
Date	Date	Date	Shares
11/12/2019	1/26/2020	2/6/2020	2,695
11/12/2019	2/26/2020	3/6/2020	2,701
2/25/2020	3/26/2020	4/8/2020	2,826
			8,222

Repurchases of Shares

As a result of the Company’s compliance with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective May 30, 2019.

Beginning with the tender offer that commenced on April 1, 2019, the Company commenced its share repurchase program, whereby it intends to offer to repurchase up to 5% if its issued and outstanding shares on a quarterly basis through registered tender offers. The table below shows the effects of the quarterly repurchase offers made by the Company during the three months ended March 31, 2020:

Repurchase Offer Date	Repurchase Date	Number of Shares Repurchased	Percentage of Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
1/9/2020	2/7/2020	11,009	100%	$19.77	$217,583

TOTAL		11,009			$217,583

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $3,052,200 of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of March 31, 2020. As of March 31, 2020, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2020 is shown in the table below:

		As of
	Expiration Date (1)	March 31, 2020

Coastal Construction Products	9/4/2020	$1,000,000
Specialist Resources Global Inc.	9/26/2021	1,666,667
BCP Great Lakes Fund LP	11/27/2021	385,533
Total unfunded commitments		$3,052,200

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2019 is shown in the table below:

		As of
	Expiration Date (1)	December 31, 2019

Coastal Construction Products	9/4/2020	$1,000,000
Specialist Resources Global Inc.	9/26/2021	1,666,667
BCP Great Lakes Fund LP	11/27/2021	385,533
Total unfunded commitments		$3,052,200

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2020, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2020 and 2019, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Net increase (decrease) in net assets resulting from operations	$(1,780,157)	$689,240
Weighted average common shares of common stock outstanding - basic and diluted	2,846,085	1,931,100
Earnings per common share - basic and diluted	$(0.63)	$0.36

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$19.76	$19.74

Results of Operations:
Net Investment Income(1)	0.36	0.39
Net Realized and Unrealized Gain (Loss) on Investments(1)(5)	(0.98)	(0.03)
Net Increase (Decrease) in Net Assets Resulting from Operations	(0.62)	0.36

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.34)	(0.33)

Net Decrease in Net Assets Resulting from Distributions	(0.34)	(0.33)

Net Asset Value, End of Period	$18.80	$19.77

Shares Outstanding, End of Period	2,874,863	2,024,555

Ratio/Supplemental Data
Net assets, end of period	$54,045,020	$40,024,758
Weighted-average shares outstanding	2,846,085	1,931,100
Total Return(3)	(3.13)%	1.79%
Portfolio turnover	1.9%	14.7%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	7.99%	9.06%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	7.33%	8.62%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	6.86%	7.43%
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	7.52%	7.87%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Includes interest expense of 2.44% and 3.89%, respectively, which is not subject to reimbursement by Flat Rock Global.
(5)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to share transactions during the period.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

Issuance of Common Stock

On April 30, 2020, the Company issued and sold approximately 15,789 shares of its common stock at an aggregate purchase price of $300,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Distributions

On February 25, 2020, the Company declared a distribution of $0.114 per share, or $327,734, for holders of record as of April 27, 2020, which was paid on May 6, 2020.

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

Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

●	statements concerning the impact of a protracted decline in the liquidity of credit markets;

●	the general economy, including the impact of interest and inflation rates, and the COVID-19 pandemic on the industries in which we invest;

●	our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;

●	the ability of our portfolio companies to achieve their objectives and the impact of COVID-19 pandemic thereon;

●	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;

●	the ability of the Adviser to attract and retain highly talented professionals; and

●	the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2019 and in this quarterly report on Form 10-Q.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2019 and in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Recent Developments

COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy. The extent of the impact of the COVID-19 outbreak on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, we may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.

An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic has resulted in a significant reduction in our net asset value as of March 31, 2020, as compared to our net asset value as of December 31, 2019. As of March 31, 2020, we are in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under our credit facility as of March 31, 2020. For additional discussion on the impact of COVID-19 on our portfolio companies, see “Portfolio and Investment Activity”.

We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows in the future.

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

Portfolio and Investment Activity

As of March 31, 2020, our weighted average total yield of debt and income producing securities at fair value was 10.05%, and our weighted average total yield of debt and income producing securities at amortized cost was 9.02%.

As of March 31, 2020, we had 22 debt and equity investments in 20 portfolio companies with an aggregate fair value of approximately $83.2 million.

Our investment activity for the three months ended March 31, 2020 and 2019 is presented below (information presented herein is at cost unless otherwise indicated).

	For the Three Months Ended

	March 31, 2020	March 31, 2019
New investments:
Gross investments	$5,038,695	$25,227,200
Less: sold investments	(1,608,176)	(10,062,603)
Total new investments	3,430,519	15,164,597

Principal amount of investments funded:
First-lien senior secured debt investments	$4,934,413	$25,227,200
Equity investments	104,282	-
Total principal amount of investments funded	5,038,695	25,227,200

Principal amount of investments sold:
First-lien senior secured debt investments	501,669	10,062,603
Equity investments	1,106,507	-
Total principal amount of investments sold or repaid	1,608,176	10,062,603

Number of new investment commitments	2	8
Average new investment commitment amount	$3,000,000	$1,750,000
Weighted average maturity for new investment commitments	5.9 years	6.6 years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average interest rate of new investment commitments	7.50%	8.05%
Weighted average spread LIBOR of new floating rate investment commitments	6.00%	5.46%
Weighted average interest rate on investment sold or paid down	N/A	7.18%

As of March 31, 2020 and December 31, 2019, our investments consisted of the following:

	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
Investments:	Cost	Value	Cost	Value
First-lien Senior Secured Debt	$76,611,658	$73,868,360	$72,134,565	$71,474,067
Equity Investments	5,912,242	5,854,396	6,914,467	7,006,429
Collateralized Securities and Structured Products	3,805,017	3,494,800	3,800,904	4,060,800
U.S. Government Securities	14,996,295	14,988,450	18,996,667	18,996,428
Total Investments	101,325,212	98,206,006	101,846,603	101,537,724

The table below describes investments by industry composition based on fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Insurance Services	19.2%	18.6%
U.S. Government Securities	15.3%	18.8%
Direct Selling	11.2%	12.1%
Investment Funds & Vehicles	9.5%	10.9%
IT Implementation	5.4%	5.3%
Banking, Finance, Insurance & Real Estate	5.0%	4.8%
IT Services	5.0%	0.0%
Media: Advertising, Printing, and Publishing	4.9%	4.8%
Retail	4.8%	4.8%
Consumer Goods	4.6%	4.6%
Construction & Building	3.8%	3.8%
Healthcare Services	3.2%	3.2%
Transportation: Cargo	2.2%	2.5%
Wholesale	1.9%	1.9%
Aerospace & Defense	1.7%	1.7%
Business Services	1.5%	1.4%
Chemicals & Allied Products	0.8%	0.8%
Total	100.0%	100.0%

The table below describes investments by geographic composition based on total investment portfolio fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

United States:
Northeast	40.7%	42.1%
West	17.2%	17.1%
U.S. Government Securities	15.3%	18.8%
Southeast	12.1%	7.0%
Midwest	10.0%	10.0%
South	0.8%	0.8%
Switzerland	2.2%	2.5%
Luxembourg	1.7%	1.7%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted average total yield of debt and income producing securities	10.05%	9.25%
Weighted average interest rate of debt and income producing securities	8.65%	8.87%
Weighted average spread over LIBOR of all floating rate investments	7.14%	7.03%

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

Our Adviser rates the investments in our debt portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table presents the ratings of our portfolio investments at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
		Percentage		Percentage
	Investments at	of Total	Investments at	of Total
Investment Rating	Fair Value	Portfolio	Fair Value	Portfolio
1	$14,960,625	18.0%	$18,803,521	18.5%
2	58,798,951	70.7%	74,717,496	73.6%
3	9,422,178	11.2%	8,016,707	7.9%
Total	$83,181,754	99.9%	$101,537,724	100.0%

In response to the continuing impact of the outbreak of COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of COVID-19. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand COVID-19’s impact on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company.  Based on this evaluation, we assigned each portfolio company a “Risk Rating” of red, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact, due to COVID-19, and green reflecting the least. As of March 31, 2020, we have assigned a “red” rating to approximately 7.7% of the assets in our portfolio and have assigned a “green” rating to approximately 53.4% of the assets in our portfolio. We will continue to monitor our portfolio in this manner in addition to the investment rating system described above as conditions develop.

Results of Operations

The following table represents the operating results for the for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Total investment income	$2,035,936	$1,562,580
Less: Net expenses	1,005,493	816,583
Net investment income	1,030,443	745,997
Net realized gains (losses) on investments	3,333	407,483
Net change in unrealized gains (losses) on investments	(2,813,933)	(464,240)
Net increase (decrease) in net assets resulting from operations	$(1,780,157)	$689,240

Investment Income

Investment income for the three months ended March 31, 2020 and 2019, was as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Dividend income	$156,760	$-
Interest from investments	1,845,027	1,437,288
Other income	34,149	125,292
Total investment income	$2,035,936	$1,562,580

For the three months ended March 31, 2020 and 2019

Investment income increased to approximately $2.0 million for the three months ended March 31, 2020 from approximately $1.6 million for the same period in the prior year, primarily due to an increase in interest income as a result of an increase in the size of our investment portfolio. Our investment portfolio, at par, excluding U.S. government securities, increased from approximately $77.8 million as of March 31, 2019, to approximately $87.4 million as of March 31, 2020.

Expenses

Operating expenses for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Management fees	$355,533	$291,417
Incentive fees	175,798	-
Other operating expenses	185,920	160,130
Interest expenses	378,382	407,411
Management fee waiver	(58,092)	(42,375)
Incentive fee waiver	(32,048)	-

Net expenses	$1,005,493	$816,583

For the three months ended March 31, 2020 and 2019

Net expenses increased to approximately $1.0 million for the three months ended March 31, 2020 from approximately $0.8 million for the same period in the prior year, primarily due to an increase in management fees and other operating expenses offset, in part, by a slight reduction in interest expenses. The increase in management fees and other operating expenses of approximately $0.1 million is primarily due to an increase in gross assets.

In order to meet the diversification tests required to qualify as a RIC, the Company, on March 31, 2020, acquired $15,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $58,092 for a total gross management fee of $355,533. However, Flat Rock Global did not charge the Company for the portion relating to the acquisition of short-term U.S. Treasury Bills which equaled $58,092. For the three months ended March 31, 2020 and 2019, the Company incurred management fees of $355,533 and $291,417, respectively, of which $58,092, and $42,375, respectively, were waived by Flat Rock Global.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the periods ended March 31, 2020 and 2019, net change in unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net change in unrealized gains (losses) on investments	$(2,813,933)	$(464,240)

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2020 and 2019, we had net unrealized depreciation of $2.8 million and $0.5 million, respectively. The increase in net unrealized depreciation was due primarily to the negative economic impact and the increased uncertainty caused by COVID-19.

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

Our primary use of funds is investments in Senior Loans, payments of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of March 31, 2020, we sold 2,874,863 shares of common stock for gross proceeds of approximately $57.3 million. As of March 31, 2020, we had cash and cash equivalents of approximately $2.7 million. As of March 31, 2020, we had approximately $32.0 million outstanding under the Credit Facility.

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

Capital Contributions

During the three months ended March 31, 2020, the Company issued and sold 44,810 shares at an aggregate purchase price of approximately $0.9 million.

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

The following table reflects the cash distributions per share that we declared and paid on our common stock during the three months ended ended March 31, 2020 and 2019:

The following table reflects the distributions paid on shares during the three months ended March 31, 2020:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
11/12/2019	1/24/2020	$0.114	2/6/2020		$322,943
11/12/2019	2/24/2020	0.114	3/6/2020		322,863
2/25/2020	3/26/2020	0.114	4/8/2020	(1)	327,145
					$972,951

(1)	As of March 31, 2020, this distribution had not been paid, which consisted of a cash dividend of $272,838 and dividends reinvested of $54,307. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distributions paid on shares during the three months ended March 31, 2019:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
11/13/2018	1/26/2019	$0.108	2/6/2019		$201,660
11/13/2018	2/26/2019	0.108	3/6/2019		209,035
2/28/2019	3/26/2019	0.108	4/8/2019	(1)	213,723
					$624,418

(1)	As of March 31, 2019, this distribution had not been paid, which consisted of a cash dividend of $213,723 and no dividends reinvested. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

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

The following table reflects the common stock issued pursuant to the DRIP during the three months ended March 2020 and 2019:

Declaration	Record	Payment
Date	Date	Date	Shares
11/12/2019	1/26/2020	2/6/2020	2,695
11/12/2019	2/26/2020	3/6/2020	2,701
2/25/2020	3/26/2020	4/8/2020	2,826
			8,222

Repurchases of Shares

As a result of the Company’s compliance with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective May 30, 2019.

Beginning with the tender offer that commenced on April 1, 2019, the Company commenced its share repurchase program, whereby it intends to offer to repurchase up to 5% if its issued and outstanding shares on a quarterly basis through registered tender offers. The table below shows the effects of the quarterly repurchase offers made by the Company during the period ended March 31, 2020:

Repurchase Offer Date	Repurchase Date	Number of Shares Repurchased	Percentage of Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
1/9/2020	2/7/2020	11,009	100%	$19.77	$217,583

TOTAL		11,009			$217,583

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2020 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility, net	$31,776,664	$-	$-	$31,776,664	$-
Total contractual obligations	$31,776,664	$-	$-	$31,776,664	$-

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

We have analyzed the potential impact of changes in interest rates on interest income from our investments. Assuming that our investments as of March 31, 2020 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical increase of 1.0% in interest rates would cause a corresponding increase of $812,785 to our interest income. Conversely, a hypothetical decrease of 1% would cause a corresponding decrease interest income of $501,967, due to the LIBOR floors in place.

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

As of March 31, 2020, all of the debt investments in our portfolio were at floating rates.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of March 31, 2020 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of March 31, 2020, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 19, 2020, except for the following:

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2020, the Company issued and sold 44,810 shares of its common stock at an aggregate purchase price of $0.9 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4 (a)(2) and Rule 506(b) of Regulation D thereof.

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

Flat Rock Capital Corp.

Date: May 14, 2020	/s/ Robert K. Grunewald
Name: Robert K. Grunewald
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	/s/ Richard A. Petrocelli
Name: Richard A. Petrocelli
Title: Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)