Form 10-Q
period 2020-06-30
Flat Rock Capital Corp.
filed 2020-08-13
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of August 11, 2020, the registrant had 2,966,744 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Flat Rock Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2020 (Unaudited)	December 31, 2019

Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $95,476,864 and $101,846,603, respectively)	$93,911,495	$101,537,724
Cash and cash equivalents	2,118,059	3,359,446
Restricted cash	75,000	-
Foreign currency, at fair value (cost of $47,289 and $47,289, respectively)	45,248	47,289
Receivables:
Subscriptions	295,000	-
Receivable for sales of investments	251,250	1,771
Receivable for paydowns of investments	806,931	81,410
Due from investment adviser	132,855	196,728
Dividend receivable	58,019	64,524
Interest receivable	1,101,753	265,314
Prepaid expenses and other assets	-	75,000
Total Assets	$98,795,610	$105,629,206

Liabilities:
Credit facility, net (Note 6)	$30,505,809	$29,796,235
Payables:
Payable for investments purchased	9,999,988	18,996,667
Distributions payable	274,905	257,614
Management fee payable	699,385	368,452
Incentive fee payable	390,915	155,491
Accrued other general and administrative expenses	203,613	84,877
Total Liabilities	$42,074,615	$49,659,336

Commitments and contingencies (Note 8)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding as of June 30, 2020, and December 31, 2019	$-	$-
Common Shares, $0.001 par value; 125,000,000 shares authorized; 2,914,362 as of June 30, 2020, and 2,832,840 as of December 31, 2019 issued and outstanding, respectively	2,914	2,833
Additional paid-in capital	58,044,543	56,459,407
Total distributable earnings (accumulated deficit)	(1,326,462)	(492,370)
Total Net Assets	$56,720,995	$55,969,870
Total Liabilities and Net Assets	$98,795,610	$105,629,206
Net Asset Value Per Common Share	$19.46	$19.76

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,875,793	$1,548,387	$3,720,820	$2,985,675
Dividend income	278,004	-	434,764	-
Other income	32,550	45,407	66,699	170,699
Total investment income from non-controlled, non-affiliated investments	2,186,347	1,593,794	4,222,283	3,156,374
Total Investment Income	2,186,347	1,593,794	4,222,283	3,156,374

Expenses:
Interest expenses	282,197	403,240	660,579	810,651
Management fees	343,852	344,705	699,385	636,123
Incentive fees	215,117	320,657	390,915	320,657
Professional fees	63,750	62,329	138,435	123,973
Other general and administrative expenses	102,523	87,040	213,758	185,525
Total Expenses	1,007,439	1,217,971	2,103,072	2,076,929
Less: Management fee waiver (Note 3)	(42,714)	(59,979)	(100,806)	(102,354)
Less: Incentive fee waiver (Note 3)	-	-	(32,048)	-
Less: Expense reimbursement (Note 3)	-	(287,657)	-	(287,657)
Net expenses	964,725	870,335	1,970,218	1,686,918
Net Investment Income (Loss)	1,221,622	723,459	2,252,065	1,469,456

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	112,397	(327,898)	115,730	(271,065)
Foreign currency transactions	-	(524)	-	(524)
Forward foreign currency exchange contracts (Note 2)	-	-	-	350,650
Total net realized gains (losses)	112,397	(328,422)	115,730	79,061
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	1,553,838	311,102	(1,256,490)	223,663
Foreign currency translation	1,564	86,736	(2,041)	189,614
Forward foreign currency exchange contracts (Note 2)	-	(76,622)	-	(556,301)
Total net change in unrealized gains (losses)	1,555,402	321,216	(1,258,531)	(143,024)
Total realized and unrealized gains (losses)	1,667,799	(7,206)	(1,142,801)	(63,963)

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,889,421	$716,253	$1,109,264	$1,405,493

Per Common Share Data:
Basic and diluted net investment income per common share	$0.42	$0.33	$0.79	$0.72
Basic and diluted net increase (decrease) in net assets resulting from operations	$1.00	$0.33	$0.39	$0.68
Weighted Average Common Shares Outstanding - Basic and Diluted	2,889,161	2,174,646	2,867,623	2,053,546

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$2,252,065	$1,469,456
Net realized gains (losses) on investments and foreign currency transactions	115,730	79,061
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(1,258,531)	(143,024)
Net Increase (Decrease) in Net Assets Resulting from Operations	1,109,264	1,405,493

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(1,943,356)	(1,343,862)

Net Decrease in Net Assets Resulting from Stockholder Distributions	(1,943,356)	(1,343,862)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	1,479,925	12,657,850
Reinvestment of distributions	322,875	87,624
Repurchase of common shares	(217,583)	(371,250)
Net Increase in Net Assets Resulting from Capital Share Transactions	1,585,217	12,374,224
Total Increase (Decrease) in Net Assets	751,125	12,435,855
Net Assets, Beginning of Period	55,969,870	36,855,107
Net Assets, End of Period	$56,720,995	$49,290,962
Net Asset Value per Common Share	$19.46	$19.77
Common shares outstanding at the end of the period	2,914,362	2,492,928

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,109,264	$1,405,493
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(115,730)	(79,061)
Net change in unrealized (gains)/losses on investments	1,256,490	(223,663)
Net change in unrealized (gains)/losses on foreign currency translations	2,041	(189,614)
Net change in unrealized (appreciation)/depreciation on forward foreign currency contracts	-	556,301
Net accretion of discount on investments	(114,860)	(50,441)
Purchases of investments	(38,290,582)	(92,088,868)
Proceeds from sale of investments	44,888,870	83,726,218
Amortization of debt issuance costs	66,556	58,818
Changes in operating assets and liabilities:
Receivable for sales of investments	(249,479)	(15,826,718)
Dividends receivable	6,505	-
Interest receivable	(836,439)	(282,501)
Due from investment adviser	63,873	(257,787)
Receivable for paydowns of investments	(725,521)	205,831
Prepaid expenses and other assets	75,000	-
Payable for investments purchased	(8,996,679)	19,991,766
Management fees payable	330,933	344,706
Incentive fee payable	235,424	320,657
Accrued other general and administrative expenses	118,736	(154,342)
Net cash used in operating activities	(1,175,598)	(2,543,205)
Cash Flows from Financing Activities:
Borrowings on credit facility	15,524,298	13,636,502
Payments on credit facility	(14,842,930)	(17,581,150)
Payments of debt issuance costs	(38,350)	(61,425)
Distributions paid in cash	(1,603,190)	(1,321,110)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $295,000 and $0, respectively	1,184,925	12,374,224
Repurchase of common shares	(217,583)	-
Net cash provided by financing activities	7,170	7,047,041
Net increase (decrease) in cash and cash equivalents	(1,168,428)	4,503,836
Cash, cash equivalents, restricted cash, and foreign currency, beginning of period	3,406,735	1,179,518
Cash, cash equivalents, restricted cash, and foreign currency, end of period(1)	$2,238,307	$5,683,354

Supplemental and Non-Cash Information:
Interest paid during the period	$600,579	$810,651
Distributions declared during the period	$1,943,356	$1,343,862
Reinvestment of distributions during the period	$322,875	$87,624
Distributions payable	$274,905	$222,897

(1)	Agrees to the total of “Cash and cash equivalents”, “Restricted cash”, and “Foreign currency, at fair value” balances on the Consolidated Statements of Assets and Liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of June 30, 2020

(Unaudited)

			Acquisition	Maturity	Par /	Amortized	Fair	Percentage of Net
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Units	Cost(1)(6)	Value	Assets
Debt Investments
First Lien Senior Secured(2)
AIS HoldCo, LLC(7)	Insurance Services	3M USD L + 5.00% (0% Floor)	8/15/2018	8/15/2025	3,825,000	$3,825,736	$3,825,000	6.7%
ALM Media, Inc.(7)	Media: Advertising, Printing, and Publishing	3M USD L + 6.50% (1% Floor)	11/25/2019	11/25/2024	4,875,000	4,787,980	4,777,500	8.4%
Broder Bros Co.(5)(7)	Wholesale	1M USD L + 8.50% (1% Floor)	1/30/2019	12/2/2022	1,859,786	1,859,786	1,822,590	3.2%
Ceva Logistics Finance B.V.(4)(5)	Transportation: Cargo	1M USD L + 5.00% (0% Floor)	2/22/2019	8/4/2025	2,970,000	2,893,190	2,376,000	4.2%
Coastal Construction Products(7)(10)	Construction & Building	2M USD L + 5.125% (1% Floor)	10/10/2018	9/4/2024	3,667,678	3,632,992	3,666,278	6.5%
Diversified Risk Holdings, LLC(5)	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	14,127,404	14,030,567	14,268,678	25.2%
Hill International, Inc.(7)	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,455,000	1,450,377	1,451,362	2.6%
Isagenix International LLC(7)	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	4/25/2025	2,696,122	2,703,363	1,685,076	3.0%
Mills Fleet Farms(7)	Consumer Goods	1M USD L + 7.00% (0.75% PIK - 1% Floor)	10/19/2018	10/19/2024	4,654,548	4,582,983	4,180,715	7.4%
NM Z Parent Inc (Zep Inc)(7)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	977,387	968,683	891,572	1.6%
North Pole US LLC(4)	Aerospace & Defense	3M USD L + 7.00% (0% Floor)	4/10/2019	4/10/2025	1,875,000	1,713,193	1,775,250	3.1%
Potpourri Group, Inc.(7)	Direct Selling	1M USD L + 8.25% (0% Floor)	7/3/2019	7/3/2024	9,750,000	9,668,647	9,222,525	16.3%
Specialist Resources Global Inc (7)(11)	Healthcare Services	1M USD L + 5.25% (0% Floor)	9/23/2019	9/23/2025	3,308,333	3,271,326	3,308,333	5.8%
Spencer Gifts LLC(7)	Retail	1M USD L + 6.00% (0% Floor)	6/14/2019	6/12/2026	4,880,108	4,792,869	4,590,230	8.1%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	-	12/1/2017	12/1/2022	277,916	276,091	276,248	0.5%
ThreeBridge Solutions Term Loan(5)(7)	IT Implementation	Greater of 13.00% Fixed or L + 9.00%	12/1/2017	12/1/2022	5,062,084	5,023,254	5,031,712	8.9%
Trident Technologies, LLC	IT Services	3M USD L + 6.00% (1.5% Floor)	1/23/2020	12/19/2025	4,975,000	4,904,752	4,900,375	8.6%
Total First Lien Senior Secured					71,236,366	$70,385,789	$68,049,444	120.1%

Collateralized Securities and Structured Products
Churchill Middle Market CLO IV Ltd.(4)	Investment Funds & Vehicles	3M USD L + 9.27% (0% Floor)	12/12/2019	1/23/2032	4,000,000	3,821,616	3,548,000	6.3%
Diamond CLO 2019-1, LLC.(4)	Investment Funds & Vehicles	3M USD L + 8.05% (0% Floor)	6/5/2020	4/25/2029	1,500,000	1,269,266	1,263,600	2.2%
MMCF CLO, LLC.(4)	Investment Funds & Vehicles	3M USD L + 6.38% (0% Floor)	6/5/2020	1/15/2028	1,000,000	869,164	864,600	1.5%
Total Collateralized Securities and Structured Products					6,500,000	5,960,046	5,676,200	10.0%
Total Debt Investments					77,736,366	$76,345,835	$73,725,644	130.1%

Equity Investments
BCP Great Lakes Fund LP(4)(8)(9)	Investment Funds & Vehicles	N/A	8/9/2019	N/A	5,906,339	5,906,339	5,707,297	10.1%
Golub Capital BDC, Inc.(4)	Investment Funds & Vehicles	N/A	5/1/2020	N/A	95,000	995,097	1,106,750	2.0%
New Mountain Finance Corp.(4)	Investment Funds & Vehicles	N/A	3/31/2020	N/A	170,265	961,825	1,581,761	2.8%
Solar Capital Ltd.(4)	Investment Funds & Vehicles	N/A	4/9/2020	N/A	15,387	203,555	246,346	0.4%
TriplePoint Venture Growth BDC Corp.(4)	Investment Funds & Vehicles	N/A	4/14/2020	N/A	150,167	1,064,225	1,543,717	2.7%
Total Equity Investments					6,337,158	$9,131,041	$10,185,871	18.0%

		Maturity	Acquisition	Number of	Par /	Amortized	Fair	Percentage of Net
Security(3)	Yield to Maturity	Date	Date	Shares	Units	Cost(6)	Value	Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	7/2/2020	7/1/2020	10,000,000	10,000,000	$9,999,988	$9,999,980	17.6%
Total U.S. Government Securities					10,000,000	9,999,988	9,999,980	17.6%

Total Investments					94,073,524	$95,476,864	$93,911,495	165.7%
Liabilities in Excess of Other Assets							(37,190,500)	(65.7)%
Net Assets							$56,720,995	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of June 30, 2020, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 0.16%, 0.23%, and 0.30%, respectively.
(3)	As of June 30, 2020, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020, 20.2% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of June 30, 2020.
(6)	As of June 30, 2020, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within FRC Funding I, LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with State Bank and Trust Company (see Note 6 to the consolidated financial statements).
(8)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of securities held by the Company is $5,707,297 or 10.1% of net assets.
(9)	The BCP Great Lakes Fund LP is a limited partnership commitment, and has a three year reinvestment period expiring November 27, 2021, and is subject to two (2) one year extensions thereof with the consent of BMO Harris Bank and BC Partners Advisors, L.P. Of the entire 6,291,872 commitment to BCP Great Lakes Fund LP, $385,533 was unfunded as of June 30, 2020. As such, no dividend is being earned on this investment.
(10)	Of the entire $4,667,678 commitment to Coastal Construction Products, $1,000,000 was unfunded as of June 30, 2020. As such, no dividend is being earned on this investment.
(11)	Of the entire $4,975,000 commitment to Specialist Resources Global Inc., $1,666,667 was unfunded as of June 30, 2020. As such, no dividend is being earned on this investment.

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2019

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured Debt(1)(2)(6)
AIS HoldCo, LLC(7)	Insurance Services	3M USD L + 5.00% (0% Floor)	8/15/2018	8/15/2025	$3,875,000	$3,875,108	$3,826,562	6.8%
ALM Media, Inc.(7)	Media: Advertising, Printing, and Publishing	3M USD L + 6.50% (1% Floor)	11/25/2019	11/25/2024	5,000,000	4,901,774	4,900,000	8.8%
Broder Bros Co.(7)	Wholesale	3M USD L + 8.50% (1% Floor)	1/30/2019	12/2/2022	1,932,883	1,932,883	1,932,883	3.5%
Ceva Logistics Finance B.V.(4)	Transportation: Cargo	3M USD L + 5.00% (0% Floor)	2/22/2019	8/4/2025	2,985,000	2,901,303	2,567,100	4.6%
Coastal Construction Products(7)(10)	Construction & Building	1M USD L + 5.125% (1% Floor)	10/10/2018	9/4/2024	3,805,021	3,765,373	3,805,021	6.8%
Diversified Risk Holdings, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	14,850,000	14,732,774	14,998,500	26.8%
Hill International, Inc.(7)	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,462,500	1,457,080	1,458,844	2.6%
Isagenix International LLC(7)	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	4/25/2025	2,773,173	2,781,173	2,495,856	4.5%
Mills Fleet Farms(7)	Consumer Goods	1M USD L + 6.25% (1% Floor)	10/19/2018	10/19/2024	4,961,078	4,876,119	4,712,031	8.4%
NM Z Parent Inc (Zep Inc)(7)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	982,412	972,631	808,820	1.4%
North Pole US LLC(4)	Aerospace & Defense	3M USD L + 7.00% (0% Floor)	4/10/2019	4/10/2025	1,925,000	1,745,737	1,750,595	3.1%
Potpourri Group, Inc.(7)	Direct Selling	1M USD L + 8.25% (0% Floor)	7/3/2019	7/3/2024	9,875,000	9,781,895	9,776,250	17.5%
Specialist Resources Global Inc.(5)(7)(10)	Healthcare Services	1M USD L + 5.25% (0% Floor)	9/23/2019	9/23/2025	3,325,000	3,284,781	3,283,417	5.9%
Spencer Gifts LLC(7)	Retail	1M USD L + 6.00% (0% Floor)	6/14/2019	6/12/2026	4,987,500	4,891,998	4,889,246	8.7%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,688	277,916	0.5%
ThreeBridge Solutions Term Loan(5)(7)	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	5,164,392	5,115,830	5,164,392	9.2%
World Insurance Associates, LLC Delayed Draw(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.50% (1% Floor)	7/2/2018	7/18/2024	1,692,930	1,686,765	1,676,001	3.0%
World Insurance Associates, LLC(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.50% (1% Floor)	7/2/2018	7/18/2024	3,182,458	3,155,653	3,150,633	5.6%
Total First Lien Senior Secured Debt					$73,057,263	$72,134,565	$71,474,067	127.7%

Collateralized Loan Obligations(1)(6)
Churchill Middle Market CLO IV Ltd., Class E2(4)	Investment Vehicle	3M USD L + 10.20% (0% Floor)	12/12/2019	1/23/2032	4,000,000	3,800,904	4,060,800	7.3%
Total Collateralized Loan Obligations					4,000,000	3,800,904	4,060,800	7.3%
Total Debt Investments					$77,057,263	$75,935,469	$75,534,867	135.0%

Private Fund Investments
BCP Great Lakes Fund LP(4)(8)(9)	Investment Vehicle	-	8/9/2019	-		6,914,467	7,006,429	12.5%
Total Private Fund Investments						$6,914,467	$7,006,429	12.5%

Security(3)	Yield to Maturity	Maturity Date	Acquisition Date	Number of Shares	Principal / Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
U.S. Government Securities(1)(6)
U.S. Treasury Bill(5)	1.05%	1/7/2020	12/31/2019	19,000,000	$19,000,000	$18,996,667	$18,996,428	33.9%
Total U.S. Government Securities					19,000,000	18,996,667	18,996,428	33.9%

Total Investments					$96,057,263	$101,846,603	$101,537,724	181.4%
Liabilities in Excess of Other Assets							(45,567,854)	(81.4)%
Net assets							$55,969,870	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of December 31, 2019, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 1.76%, 1.83%, and 1.91%, respectively.
(3)	As of December 31, 2019, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019, 14.6% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of December 31, 2019.
(6)	As of December 31, 2019, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within FRC Funding I, LLC, a special purpose wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility (see Note 6 to the consolidated financial statements).
(8)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2019, the aggregate fair value of restricted securities held by the Company was $7,006,429 or 12.5% of net assets.
(9)	The BCP Great Lakes Fund LP (the “Private Fund”) is a limited partnership commitment, and has a three year reinvestment period expiring November 27, 2021, and is subject to two (2) one year extensions thereof with the consent of BMO Harris Bank and BC Partners Advisors, L.P. The Private Fund’s investment strategy is to invest in middle market sponsor backed uni-tranche term loans. The reinvestment period is 3 years from the close date. The Private Fund does not permit withdrawal from the Private Fund or the withdrawal of any portion of the Company’s capital account until the termination of the Private Fund or as provided in the Private Fund’s limited partnership agreement. Of the $7,300,000 commitment to the Private Fund, $385,533 was unfunded as of December 31, 2019 (See Note 8 to the Consolidated Financial Statements).
(10)	The Company had unfunded loan commitments to the portfolio company as of December 31, 2019. See Note 8 to the Consolidated Financial Statements.

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

On June 10, 2020, the board of directors of the Company (the “Board”) approved an Agreement and Plan of Reorganization whereby, if approved by the Company’s stockholders, the Company will transfer all of its assets to Flat Rock Capital Credit Fund, a newly-formed Delaware Statutory Business Trust, in exchange for newly-issued shares of Flat Rock Capital Credit Fund and the assumption of all of the Company’s liabilities. Flat Rock Capital Credit Fund intends to continue, in all material respects, the investment strategy of the Company, however as a registered closed-end fund that intends to operate as an interval fund. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the proposed reorganization transaction.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. As of June 30, 2020, the balance of debt issuance costs was $304,988, which is included in Credit Facility, net of $30,505,809 on the consolidated statements of assets and liabilities. As of December 31, 2019, the balance of debt issuance costs was $371,544, which is included in Credit Facility, net of $29,796,235 on the consolidated statements of assets and liabilities.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the six months ended June 30, 2020, the Company did not utilize forward foreign currency contracts to hedge its foreign currency exposure.

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

Derivatives

Unrealized appreciation (depreciation) on forward foreign currency exchange contracts

Forward Contracts	$(186,488)
Derivative Liability	$(186,488)

The following table lists the amount of change in unrealized appreciation (depreciation) included in net increase (decrease) in net assets resulting from operations during the six months ended June 30, 2019, grouped by contract type and risk exposure.

Derivatives	Consolidated Statement of Operations Location	Foreign Currency Contracts	Total
	Net change in unrealized gains (losses) from forward foreign currency exchange contracts
Forward Contracts		$(556,301)	$(556,301)
		$(556,301)	$(556,301)

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has adopted all disclosures of ASU 2018-13.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on June 30, 2020, acquired $10,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global for the three and six month periods ended by $42,714 and $100,806, respectively, for a total gross management fees of $343,852 and $699,385, respectively; however, Flat Rock Global waived the portion relating to the acquisition of short-term U.S. Treasury Bills. In order to meet the diversification tests required to qualify as a RIC, the Company, on June 28, 2019, acquired $25,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global for the three and six month periods ended by $59,979 and $102,354, respectively, for a total gross management fees of $344,705 and $636,123, respectively; however, Flat Rock Global waived the portion relating to the acquisition of short-term U.S. Treasury Bills. In addition, there are no recoupment agreements in place, and waived fees will not be recouped by Flat Rock Global.

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

For the six months ended June 30, 2020, the Company incurred incentive fees on income of $390,915 of which $32,048 was waived by Flat Rock Global. There are no recoupment agreements in place, and waived incentive fees will not be recouped by Flat Rock Global.

For the six months ended June 30, 2019, the Company incurred incentive fees on income of $320,657, of which $287,657 was waived by Flat Rock Global. As of June 30, 2019, the incentive fee waiver of $287,657 is included in Expense Reimbursement line item on the Consolidated Statements of Operations.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Flat Rock Global if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though Flat Rock Global is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the six months ended June 30, 2020 and 2019, the Company did not accrue capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien Senior Secured Debt	$70,385,789	$68,049,444	$72,134,565	$71,474,067
Equity Investments	9,131,041	10,185,871	6,914,467	7,006,429
Collateralized Securities and Structured Products	5,960,046	5,676,200	3,800,904	4,060,800
U.S. Government Securities	9,999,988	9,999,980	18,996,667	18,996,428
Total Investments	$95,476,864	$93,911,495	$101,846,603	$101,537,724

As of June 30, 2020, 23.0% of the investment portfolio at amortized cost and 23.9% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Luxembourg and Switzerland, or non-controlled investment companies. Such investments are not qualifying assets as defined by Section 55(a) of the 1940 Act.

As of December 31, 2019, 14.6% of the investment portfolio at amortized cost and 14.6% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Luxembourg and Switzerland, or non-controlled investment companies. Such investments are not qualifying assets as defined by Section 55(a) of the 1940 Act.

The industry composition of investments based on fair value as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Insurance Services	19.3%	18.6%
Investment Funds & Vehicles	16.9%	10.9%
Direct Selling	11.6%	12.1%
U.S. Government Securities	10.7%	18.8%
IT Implementation	5.7%	5.3%
IT Services	5.2%	0.0%
Media: Advertising, Printing, and Publishing	5.0%	4.8%
Retail	4.9%	4.8%
Consumer Goods	4.4%	4.6%
Construction & Building	3.9%	3.8%
Healthcare Services	3.5%	3.2%
Transportation: Cargo	2.5%	2.5%
Wholesale	1.9%	1.9%
Aerospace & Defense	1.9%	1.7%
Business Services	1.6%	1.4%
Chemicals & Allied Products	1.0%	0.8%
Banking, Finance, Insurance & Real Estate	0.0%	4.8%
Total	100.0%	100.0%

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The geographic composition of investments based on total investment portfolio fair value as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
United States:
Northeast	42.6%	42.1%
West	18.6%	17.1%
Southeast	12.7%	7.0%
U.S. Government Securities	10.7%	18.8%
Midwest	10.1%	10.0%
South	0.9%	0.8%
Switzerland	2.5%	2.5%
Luxembourg	1.9%	1.7%
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy of investments as of June 30, 2020 and December 31, 2019. Assets valued using NAV as a practical expedient, an indicator of fair value, are listed in a separate column to permit reconciliation to totals in the Consolidated Statements of Assets and Liabilities:

	Fair Value Hierarchy as of June 30, 2020
Investments:	Level 1	Level 2	Level 3	Investments Valued at Net Asset Value	Total
First-lien Senior Secured Debt	$-	$-	$68,049,444	$-	$68,049,444
Equity Investments	4,478,574	-	-	5,707,297	10,185,871
Collateralized Securities and Structured Products	-	-	5,676,200	-	5,676,200
U.S. Government Securities	-	9,999,980	-	-	9,999,980
Total Investments	$4,478,574	$9,999,980	$73,725,644	$5,707,297	$93,911,495

	Fair Value Hierarchy as of December 31, 2019
Investments:	Level 1	Level 2	Level 3	Investments Valued at Net Asset Value	Total
First-lien Senior Secured Debt	$-	$-	$71,474,067	$-	$71,474,067
Equity Investments	-	-	-	7,006,429	7,006,429
Collateralized Securities and Structured Products			4,060,800		4,060,800
U.S. Government Securities	-	18,996,428	-	-	18,996,428
Total Investments	$-	$18,996,428	$75,534,867	$7,006,429	$101,537,724

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended
First-lien senior secured debt	June 30, 2020	June 30, 2019
Fair value, beginning of period	$73,868,361	$76,374,167
Purchases of investments	2,114,057	32,213,711
Proceeds from principal payments and sales of investments	(8,374,921)	(48,915,000)
Net change in unrealized gain (loss)	406,954	403,126
Net accretion of discount on investments	34,993	27,949
Transfers into (out of) Level 3	-	-
Fair value, end of period	$68,049,444	$60,103,953

	For the Three Months Ended
Collateralized securities and structured products	June 30, 2020	June 30, 2019
Fair value, beginning of period	$3,494,800	$-
Purchases of investments	2,123,625	-
Proceeds from principal payments and sales of investments	-	-
Net change in unrealized gain (loss)	26,371	-
Net accretion of discount on investments	31,404	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$5,676,200	$-

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended
First-lien senior secured debt	June 30, 2020	June 30, 2019
Fair value, beginning of period	$71,474,067	$61,194,099
Purchases of investments	7,048,470	57,442,214
Proceeds from principal payments and sales of investments	(8,876,589)	(59,000,096)
Net change in unrealized gain (loss)	(1,675,847)	417,295
Net accretion of discount on investments	79,343	50,441
Transfers into (out of) Level 3	-	-
Fair value, end of period	$68,049,444	$60,103,953

	For the Six Months Ended
Collateralized securities and structured products	June 30, 2020	June 30, 2019
Fair value, beginning of period	$4,060,800	$-
Purchases of investments	2,123,625	-
Proceeds from principal payments and sales of investments	-	-
Net change in unrealized gain (loss)	(543,742)	-
Net accretion of discount on investments	35,517	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$5,676,200	$-

The following table presents the net change in unrealized gains/(losses) for the period relating to these Level 3 assets that were still held by the Company for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended
Net Change in Unrealized Gain (Loss)	June 30, 2020	June 30, 2019
First-lien Senior Secured Debt	$(2,431,113)	$46,597
Collateralized Securities and Structured Products	(273,616)	-
	$(2,704,729)	$46,597

	For the Six Months Ended
Net Change in Unrealized Gain (Loss)	June 30, 2020	June 30, 2019
First-lien Senior Secured Debt	$(1,689,248)	$75,127
Collateralized Securities and Structured Products	(273,616)	-
	$(1,962,864)	$75,127

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve–month EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market-based approach as of June 30, 2020 and December 31, 2019, the Company used the relevant EBITDA and revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies.

The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of an investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income-based approach as of June 30, 2020 and December 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2020 and December 31, 2019. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2020
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
Collateralized Securities and Structured Products	$5,676,200	Third Party Vendor Pricing Service	Broker Quotes	84.24% - 88.70% (87.37%)
First-lien Senior Secured Debt	68,049,444	Market & income approach	EBITDA multiple	6.5x - 18.3x (11.4x)
	$73,725,644		Revenue multiple	0.3x - 5.4x (2.2x)
			Discount rate	6.6% - 20.3% (10.1%)

	As of December 31, 2019
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
Collateralized Securities and Structured Products	$4,060,800	Third Party Vendor Pricing Service	Broker Quotes	101.52 - 101.52 (101.52)
First-lien Senior Secured Debt	4,900,000	Recent transaction	Transaction price	98.00 - 98.00 (98.00)
First-lien Senior Secured Debt	66,574,067	Market & income approach	EBITDA multiple	8.4x - 16.5x (12.7x)
	$75,534,867		Revenue multiple	0.88x - 3.5x (2.1x)
			Discount rate	4.31% - 11.62% (9.33%)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% after such borrowing. As of May 30, 2019, as a result of complying with the requirements set forth in the Small Business Credit Availability Act (“SBCAA”), the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2020 and December 31, 2019, the Company’s asset coverage ratio was 288% and 288%, respectively.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$35,000,000	$30,729,681	$414,463	$30,505,809
Total debt	$35,000,000	$30,729,681	$414,463	$30,505,809

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of debt issuance costs of $0.3 million.

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$35,000,000	$30,048,313	$2,579,058	$29,796,235
Total debt	$35,000,000	$30,048,313	$2,579,058	$29,796,235

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of debt issuance costs of $0.4 million.

Average debt outstanding during the three and six months ended June 30, 2020 was $28,961,666 and $29,965,707, respectively.

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

For the three and six months ended June 30, 2020 and 2019, the components of interest expense relating to the credit facility were as follows:

	For the Three Months Ended
	June 30, 2020	June 30, 2019

Interest expense	$248,919	$372,890
Amortization of debt issuance costs	33,278	30,350
Total interest expense	$282,197	$403,240
Average interest rate	3.24%	5.36%

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Interest expense	$594,023	$751,833
Amortization of debt issuance costs	66,556	58,818
Total interest expense	$660,579	$810,651
Average interest rate	3.77%	5.37%

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

Note 7. Share Transactions

Offering Proceeds

During the six months ended June 30, 2020, the Company issued and sold 92,531 shares of its common stock at an aggregate purchase price of approximately $1,802,800.

During the six months ended June 30, 2019, the Company issued and sold 644,257 shares of its common stock at an aggregate purchase price of approximately $12.7 million.

Distributions

The following table reflects the distributions paid on shares of the Company’s common stock during the six months ended June 30, 2020:

					Total
					Distributions
Declaration Date	Record Date	Per Share	Payment Date		Declared
11/12/2019	1/24/2020	$0.114	2/6/2020		$322,944
11/12/2019	2/24/2020	0.114	3/6/2020		322,863
2/25/2020	3/26/2020	0.114	4/8/2020		327,145
2/25/2020	4/26/2020	0.114	5/6/2020		327,734
2/25/2020	5/26/2020	0.114	6/6/2020		312,501
5/11/2020	6/24/2020	0.114	7/6/2020	(1)	330,169
					$1,943,356

(1) As of June 30, 2020, this distribution had not been paid, which consisted of a cash dividend of $274,905 and dividends reinvested of $55,264. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distributions declared on shares during the six months ended June 30, 2019:

					Total
					Distributions
Declaration Date	Record Date	Per Share	Payment Date		Declared
11/13/2018	1/26/2019	$0.108	2/6/2019		$201,660
11/13/2018	2/26/2019	0.108	3/6/2019		209,035
2/28/2019	3/26/2019	0.108	4/8/2019		213,723
3/28/2019	4/26/2019	0.111	5/6/2019		224,726
3/28/2019	5/26/2019	0.111	6/6/2019		227,886
5/14/2019	6/26/2019	0.111	7/6/2019	(1)	266,832
					$1,343,862

(1) As of June 30, 2019, this distribution had not been paid, which consisted of a cash dividend of $218,293 and dividends reinvested of $48,539. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

Distribution Reinvestment Plan

On March 28, 2019, the Board approved the establishment of a distribution reinvestment plan (the “DRIP”). The DRIP was effective as of, and was first applied to the reinvestment of cash distributions paid on or after, May 1, 2019.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table reflects the common stock issued pursuant to the DRIP during the six months ended June 30, 2020:

	Record	Payment
Declaration Date	Date	Date	Shares
11/12/2019	1/24/2020	2/6/2020	2,695
11/12/2019	2/24/2020	3/6/2020	2,701
2/25/2020	3/26/2020	4/8/2020	2,826
2/25/2020	4/26/2020	5/6/2020	2,875
2/25/2020	5/26/2020	6/6/2020	2,695
5/11/2020	6/24/2020	7/6/2020	2,862
			16,654

The following table reflects the common stock issued pursuant to the DRIP during the six months ended June 30, 2019:

	Record	Payment
Declaration Date	Date	Date	Shares
3/28/2019	5/26/2019	6/6/2019	2,208
5/14/2019	6/26/2019	7/6/2019	2,220
			4,428

Repurchases of Shares

As a result of the Company’s compliance with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective May 30, 2019.

Beginning with the tender offer that commenced on April 1, 2019, the Company commenced its share repurchase program, whereby it intends to offer to repurchase up to 5% if its issued and outstanding shares on a quarterly basis through registered tender offers. As a result of the uncertainty and volatility in the capital markets as a result of COVID-19, the Board did not approve a tender offer beginning in April 2020. The table below shows the effects of the quarterly repurchase offers made by the Company during the six months ended June 30, 2020:

Repurchase Offer Date	Repurchase Date	Number of Shares Repurchased	Percentage of Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
1/9/2020	2/7/2020	11,009	100%	$19.77	$217,583

TOTAL		11,009			$217,583

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $3,052,200 of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of June 30, 2020. As of June 30, 2020, there were no  capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2020 is shown in the table below:

	Expiration Date (1)	As of June 30, 2020

Coastal Construction Products	9/4/2020	$1,000,000
Specialist Resources Global Inc.	9/26/2021	1,666,667
BCP Great Lakes Fund LP	11/27/2021	385,533
Total unfunded commitments		$3,052,200

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2019 is shown in the table below:

	Expiration Date (1)	As of December 31, 2019

Coastal Construction Products	9/4/2020	$1,000,000
Specialist Resources Inc.	9/26/2021	1,666,667
BCP Great Lakes Fund LP	11/27/2021	385,533
Total unfunded commitments		$3,052,200

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2020, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2020 and 2019, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net increase (decrease) in net assets resulting from operations	$2,889,421	$716,253	$1,109,264	$1,405,493
Weighted average common shares of common stock outstanding - basic and diluted	2,889,161	2,174,646	2,867,623	2,053,546
Earnings per common share - basic and diluted	$1.00	$0.33	$0.39	$0.68

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$19.76	$19.74

Results of Operations:
Net Investment Income(1)	0.78	0.72
Net Realized and Unrealized Gain (Loss) on Investments(1)(5)	(0.40)	(0.03)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.38	0.69

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.68)	(0.66)
Net Decrease in Net Assets Resulting from Distributions	(0.68)	(0.66)

Capital Share Transactions
Issuance of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-
Net Asset Value, End of Period	$19.46	$19.77

Shares Outstanding, End of Period	2,914,362	2,492,928

Ratio/Supplemental Data
Net assets, end of period	$56,720,995	$49,290,962
Weighted-average shares outstanding	2,867,623	2,053,546
Total Return(3)	1.94%	3.48%
Portfolio turnover	13.1%	87.2%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	7.62%	9.96%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	7.13%	8.09%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	7.67%	5.17%
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	8.16%	7.04%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Includes interest expense of 2.07% and 1.77%, respectively, which is not subject to reimbursement by Flat Rock Global.
(5)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

Issuance of Common Stock

On July 29, 2020, the Company issued and sold approximately 49,540 shares of its common stock at an aggregate purchase price of $969,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Distributions

On May 11, 2020, the Company declared a distribution of $0.114 per share, or $332,237, for holders of record as of July 24, 2020, which was paid on August 6, 2020.

Tender Offers

On August 12, 2020, following approval from the Board, the Company filed a tender offer to repurchase up to 148,337 shares of the Company’s issued and outstanding common stock, at a price equal to the net asset value per share on September 11, 2020. The tender offer represents 5% of the Company’s total issued and outstanding shares as of July 31, 2020. The tender offer expires at 11:59 P.M. Central Time, on September 11, 2020.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic has resulted in a significant reduction in our net asset value as of June 30, 2020, as compared to our net asset value as of December 31, 2019. As of June 30, 2020, we are in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under our credit facility as of June 30, 2020. For additional discussion on the impact of COVID-19 on our portfolio companies, see “Portfolio and Investment Activity”.

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

Proposed Conversion to an Interval Fund

On June 10, 2020, the board of directors of the Company (the “Board”) approved an Agreement and Plan of Reorganization whereby, if approved by the Company’s stockholders, the Company will transfer all of its assets to Flat Rock Capital Credit Fund, a newly-formed Delaware Statutory Trust, in exchange for newly-issued shares of Flat Rock Capital Credit Fund and the assumption of all of the Company’s liabilities. Flat Rock Capital Credit Fund intends to continue, in all material respects, the investment strategy of the Company but as a registered closed-end fund that intends to operate as an interval fund.

In order for the reorganization transaction to take place, Company stockholders are required to approve the Agreement and Plan of Reorganization as well as the Company’s withdrawal of its election to be regulated as a BDC. Flat Rock Capital Credit Fund filed a registration statement on Form N-14 on June 19, 2020 that contains a preliminary form of proxy statement that will be mailed to Company stockholders in order to seek approval for the Agreement and Plan of Reorganization and withdrawal of BDC election, as described above. The registration statement on Form N-14 is subject to review by the SEC. The Company intends to hold the special meeting of stockholders to approve these items, as well as routine annual approvals, on or about September 15, 2020, contingent upon the registration statement on Form N-14 being declared effective by the SEC.

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

Portfolio and Investment Activity

As of June 30, 2020, our weighted average total yield of debt and income producing securities at fair value was 9.6%, and our weighted average total yield of debt and income producing securities at amortized cost was 8.7%.

As of June 30, 2020, we had 25 debt and equity investments in 24 portfolio companies with an aggregate fair value of approximately $83.9 million.

Our investment activity for the six months ended June 30, 2020 and 2019 is presented below (information presented herein is at cost unless otherwise indicated).

	For the Three Months Ended
	June 30, 2020	June 30, 2019

New investments:
Gross investments	$8,253,563	$32,213,712
Less: sold investments	(9,105,605)	(48,887,051)
Total new investments	(852,042)	(16,673,339)

Principal amount of investments funded:
First-lien senior secured debt investments	$2,114,057	$32,213,712
Collateralized loan obligations	2,123,625	-
Equity investments	4,015,881	-
Total principal amount of investments funded	8,253,563	32,213,712

Principal amount of investments sold:
First-lien senior secured debt investments	$8,308,522	$48,887,051
Equity investments	797,083	-
Total principal amount of investments sold or repaid	9,105,605	48,887,051

Number of new investment commitments	8	2
Average new investment commitment amount	$840,412	$3,487,500
Weighted average maturity for new investment commitments	2.3 years	6.7 years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average interest rate of new investment commitments	7.22%	8.66%
Weighted average spread LIBOR of new floating rate investment commitments	6.44%	6.28%
Weighted average interest rate on investment sold or paid down	5.70%	6.88%

As of June 30, 2020 and December 31, 2019, our investments consisted of the following:

	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investments:
First-lien Senior Secured Debt	$70,385,789	$68,049,444	$72,134,565	$71,474,067
Equity Investments	9,131,041	10,185,871	6,914,467	7,006,429
Collateralized Securities and Structured Products	5,960,046	5,676,200	3,800,904	4,060,800
U.S. Government Securities	9,999,988	9,999,980	18,996,667	18,996,428
Total Investments	$95,476,864	$93,911,495	$101,846,603	$101,537,724

The table below describes investments by industry composition based on fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Insurance Services	19.3%	18.6%
Investment Funds & Vehicles	16.9%	10.9%
Direct Selling	11.6%	12.1%
U.S. Government Securities	10.7%	18.8%
IT Implementation	5.7%	5.3%
IT Services	5.2%	0.0%
Media: Advertising, Printing, and Publishing	5.0%	4.8%
Retail	4.9%	4.8%
Consumer Goods	4.4%	4.6%
Construction & Building	3.9%	3.8%
Healthcare Services	3.5%	3.2%
Transportation: Cargo	2.5%	2.5%
Wholesale	1.9%	1.9%
Aerospace & Defense	1.9%	1.7%
Business Services	1.6%	1.4%
Chemicals & Allied Products	1.0%	0.8%
Banking, Finance, Insurance & Real Estate	0.0%	4.8%
Total	100.0%	100.0%

The table below describes investments by geographic composition based on total investment portfolio fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

United States:
Northeast	42.6%	42.1%
West	18.6%	17.1%
Southeast	12.7%	7.0%
U.S. Government Securities	10.7%	18.8%
Midwest	10.1%	10.0%
South	0.9%	0.8%
Switzerland	2.5%	2.5%
Luxembourg	1.9%	1.7%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Weighted average total yield of debt and income producing securities	8.69%	9.25%
Weighted average interest rate of debt and income producing securities	8.20%	8.87%
Weighted average spread over LIBOR of all floating rate investments	7.32%	7.03%

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

Our Adviser rates the investments in our debt portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table presents the ratings of our portfolio investments at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Investments at	Percentage of Total	Investments at	Percentage of Total
Investment Rating	Fair Value	Portfolio	Fair Value	Portfolio
1	$14,268,678	15.2%	$18,803,521	18.5%
2	70,509,453	75.1%	74,717,496	73.6%
3	9,133,364	9.7%	8,016,707	7.9%
Total	$93,911,495	100.0%	$101,537,724	100.0%

Results of Operations

The following table represents the operating results for the for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total investment income	$2,186,347	$1,593,794	$4,222,283	$3,156,374
Less: Net expenses	964,725	870,335	1,970,218	1,686,918
Net investment income	1,221,622	723,459	2,252,065	1,469,456
Net realized gains (losses) on investments	112,397	(328,422)	115,730	79,061
Net change in unrealized gains (losses) on investments	1,555,402	321,216	(1,258,531)	(143,024)
Net increase in net assets resulting from operations	$2,889,421	$716,253	$1,109,264	$1,405,493

Investment Income

Investment income for the three and six months ended June 30, 2020 and 2019, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Dividend income	$278,004	$-	$434,764	$-
Interest from investments	1,875,793	1,548,387	3,720,820	2,985,675
Other income	32,550	45,407	66,699	170,699
Total investment income	$2,186,347	$1,593,794	$4,222,283	$3,156,374

For the three months ended June 30, 2020 and 2019

Investment income increased to approximately $2.2 million for the three months ended June 30, 2020 from approximately $1.6 million for the same period in the prior year, primarily due to an increase in interest and dividend income as a result of an increase in the size of our investment portfolio. Our investment portfolio, at par, excluding U.S. government securities, increased from approximately $61.3 million as of June 30, 2019, to approximately $84.1 million as of June 30, 2020.

For the six months ended June 30, 2020 and 2019

Investment income increased to approximately $4.2 million for the six months ended June 30, 2020 from approximately $3.2 million for the same period in the prior year, primarily due to an increase in interest and dividend income as a result of an increase in the size of our investment portfolio. Our investment portfolio, at par, increased from $61.3 million as of June 30, 2019 to $84.1 million as of June 30, 2020.

Expenses

Operating expenses for the three and six months ended June 30, 2020 and 2019 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Management fees	$343,852	$344,705	$699,385	$636,123
Incentive fees	215,117	320,657	390,915	320,657
Other operating expenses	166,273	149,369	352,193	309,498
Interest and debt financing expenses	282,197	403,240	660,579	810,651
Management fee waiver	(42,714)	(59,979)	(100,806)	(102,354)
Incentive fee waiver	-	-	(32,048)	-
Expense reimbursement	-	(287,657)	-	(287,657)
Net expenses	$964,725	$870,335	$1,970,218	$1,686,918

For the three months ended June 30, 2020 and 2019

Net expenses increased to approximately $1.0 million for the three months ended June 30, 2020 from approximately $0.9 million for the same period in the prior year, primarily due to a decrease in expense reimbursement, offset by a decrease in interest expense due to lower LIBOR rates.

For the six months ended June 30, 2020 and 2019

Net expenses increased to approximately $2.0 million for the six months ended June 30, 2020 from approximately $1.7 million for the same period in the prior year, primarily due to a decrease in expense reimbursement, offset by a decrease in interest expense due to lower LIBOR rates.

In order to meet the diversification tests required to qualify as a RIC, the Company, on June 30, 2020, acquired $10,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $42,714 for a total gross management fee of $699,385. However, Flat Rock Global did not charge the Company for the portion relating to the acquisition of short-term U.S. Treasury Bills which equaled $42,714. For the six months ended June 30, 2020 and 2019, the Company incurred management fees of $699,385 and $636,123, respectively, of which $100,806, and $102,354, respectively, were waived by Flat Rock Global.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2020 and 2019, net change in unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net change in unrealized gains (losses) on investments	$1,555,402	$321,216	$(1,258,531)	$(143,024)

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the six months ended June 30, 2020 and 2019, we had net unrealized depreciation of approximately $1.3 million and approximately $0.1 million, respectively. The increase in net unrealized depreciation was due primarily to the negative economic impact and the increased uncertainty caused by COVID-19.

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

Our primary use of funds is investments in Senior Loans, payments of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of June 30, 2020, we sold shares of common stock for gross proceeds of approximately $60.2 million. As of June 30, 2020, we had cash and cash equivalents of approximately $2.2 million. As of June 30, 2020, we had approximately $30.5 million outstanding under the Credit Facility.

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

Capital Contributions

During the six months ended June 30, 2020, the Company issued and sold 92,531 shares at an aggregate purchase price of $1,802,800.

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

The following table reflects the cash distributions per share that we declared and paid on our common stock during the six months ended June 30, 2020 and 2019:

The following table reflects the distributions paid on shares during the six months ended June 30, 2020:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
11/12/2019	1/24/2020	$0.114	2/6/2020		$322,944
11/12/2019	2/24/2020	0.114	3/6/2020		322,863
2/25/2020	3/26/2020	0.114	4/8/2020		327,145
2/25/2020	4/26/2020	0.114	5/6/2020		327,734
2/25/2020	5/26/2020	0.114	6/6/2020		312,501
5/11/2020	6/24/2020	0.114	7/6/2020	(1)	330,169
					$1,943,356

(1)	As of June 30, 2020, this distribution had not been paid, which consisted of a cash dividend of $274,905 and dividends reinvested of $55,264. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distributions declared on shares during the six months ended June 30, 2019:

					Total
Declaration	Record	Per	Payment		Distributions
Date	Date	Share	Date		Declared
11/13/2018	1/26/2019	$0.108	2/6/2019		$201,660
11/13/2018	2/26/2019	0.108	3/6/2019		209,035
2/28/2019	3/26/2019	0.108	4/8/2019		213,723
3/28/2019	4/26/2019	0.111	5/6/2019		224,726
3/28/2019	5/26/2019	0.111	6/6/2019		227,886
5/14/2019	6/26/2019	0.111	7/6/2019	(1)	266,832
					$1,343,862

(1)	As of June 30, 2019, this distribution had not been paid, which consisted of a cash dividend of $218,293 and dividends reinvested of $48,539. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

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

The following table reflects the common stock issued pursuant to the DRIP during the six months ended June 30, 2020:

Declaration	Record	Payment
Date	Date	Date	Shares
11/12/2019	1/24/2020	2/6/2020	2,695
11/12/2019	2/24/2020	3/6/2020	2,701
2/25/2020	3/26/2020	4/8/2020	2,826
2/25/2020	4/26/2020	5/6/2020	2,875
2/25/2020	5/26/2020	6/6/2020	2,695
5/11/2020	6/24/2020	7/6/2020	2,862
			16,654

The following table reflects the common stock issued pursuant to the DRIP during the six months ended June 30, 2019:

Declaration	Record	Payment
Date	Date	Date	Shares
3/28/2019	5/26/2019	6/6/2019	2,208
5/14/2019	6/26/2019	7/6/2019	2,220
			4,428

Repurchases of Shares

As a result of the Company’s compliance with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective May 30, 2019.

Beginning with the tender offer that commenced on April 1, 2019, the Company commenced its share repurchase program, whereby it intends to offer to repurchase up to 5% if its issued and outstanding shares on a quarterly basis through registered tender offers. As a result of the uncertainty and volatility in the capital markets as a result of COVID-19, the Board did not approve tender offers for the quarters ended March 31, 2020 and June 30, 2020. The Board will evaluate whether to approve a tender offer for the quarter ending September 30, 2020. The table below shows the effects of the quarterly repurchase offers made by the Company during the six months ended June 30, 2020:

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2020 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility, net	$30,505,809	$-	$-	$30,505,809	$-
Total contractual obligations	$30,505,809	$-	$-	$30,505,809	$-

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

We have analyzed the potential impact of changes in interest rates on interest income from our investments. Assuming that our investments as of June 30, 2020 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical increase of 1.0% in interest rates would cause a corresponding increase of $777,363 to our interest income. Conversely, a hypothetical decrease of 1% would cause a corresponding decrease interest income of $231,976, due to the LIBOR floors in place.

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

As of June 30, 2020, all of the debt investments in our portfolio were at floating rates.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of June 30, 2020 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of June 30, 2020, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 19, 2020, except for the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2020, the Company issued and sold 92,531 shares of its common stock at an aggregate purchase price of $1.8 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4 (a)(2) and Rule 506(b) of Regulation D thereof.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

2.1	Agreement and Plan of Reorganization between Flat Rock Capital Corp. and Flat Rock Capital Credit Fund (Incorporated by reference to Exhibit A to the Prospectus/Proxy Statement contained within the Registration Statement on Form N-14 8C filed by Flat Rock Capital Credit Fund (SEC File No. 333-239281) on June 19, 2020.)

3.1	Articles of Incorporation of Flat Rock Capital Corp. (Incorporated by reference to the initial filing of the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on March 24, 2017.)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

3.3	Bylaws (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 1, 2017.)

10.1	Investment Advisory Agreement (Incorporated by reference to Amendment No. 2 in the Registration Statement on Form 10 (SEC file No. 000-55767) filed with the SEC on May 19, 2017.)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)

10.3	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.4	Custody Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017.)

10.5	Loan and Security Agreement among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Lenders party thereto, and State Bank and Trust Company as agent for the Lenders, dated October 12, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2018.)

10.6	First Amendment to Loan and Security Agreement by and among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Existing Lender party thereto, State Bank and Trust Company as agent for the Lenders and Hitachi Capital America Corp. as a New Lender, dated December 10, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2018.)

10.7	Second Amendment to Loan and Security Agreement by and among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Existing Lender Party thereto, Cadence Bank, N.A., as successor-by-merger to State Bank and Trust Company, as agent for the Lenders and Hitachi Capital America Corp. as a Lender, dated as of May 31, 2019 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2019.)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flat Rock Capital Corp.

Date: August 13, 2020	/s/ Robert K. Grunewald
Name: Robert K. Grunewald
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	/s/ Richard A. Petrocelli
Name: Richard A. Petrocelli
Title: Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)