Form 10-K/A
period 2019-12-31
Flat Rock Capital Corp.
filed 2020-10-02
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

There were 2,991,093.773 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on September 23, 2020.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Flat Rock Capital Corp. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2019, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2020 (the “Original Report”), and amended on April 29, 2020. The purpose of this Amendment is to file re-issued audit reports from Cohen & Company Ltd. (“Cohen”) concerning the Company’s audited financial statements for the year ended December 31, 2019 and KPMG LLP (“KPMG”) concerning the Company’s audited financial statements for the year ended December 31, 2018. Except for the audit reports of Cohen and KPMG, along with minor revisions to the notes to the financial statements, no other changes have been made to the 10-K. Also, this Form 10-K/A has not been updated to reflect events that occurred after the date of the Original Report. As such, this Form 10-K/A should be read in conjunction with the Original Report.

Updated certifications of our principal executive officer and principal financial officer are included as exhibits to this amendment.

TABLE OF CONTENTS

		Page
	PART II
Item 8.	Financial Statements and Supplementary Data	1

	PART IV
Item 15.	Exhibits, Financial Statements, and Schedules	2
SIGNATURES		4

i

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm as of and for the year ended December 31, 2019	F-1
Report of the Predecessor Independent Registered Public Accounting Firm as of and for the year ended December 31, 2018 and the period ended December 31, 2017.	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-4
Consolidated Statements of Changes in Net Assets for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-6
Consolidated Schedules of Investments as of December 31, 2019 and 2018	F-7
Notes to Consolidated Financial Statements	F-11

1

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

October 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Flat Rock Capital Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Flat Rock Capital Corp. and subsidiary (the Company), including the consolidated schedule of investments, as of December 31, 2018, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2018, and for the period from May 3, 2017 (commencement of operations) through December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, and for the period from May 3, 2017 (commencement of operations) through December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2018, by correspondence with third party agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2017 to 2019.

New York, New York
March 13, 2019

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. As of December 31, 2019, the balance of debt issuance costs was $372,544, included in Credit Facility, net of $29,796,235 on the consolidated statements of assets and liabilities. As of December 31, 2018, the balance of debt issuance costs was  $435,543, included in Credit Facility, net of $23,233,011 on the consolidated statements of assets and liabilities.

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

For the year ended December 31, 2018, the Company did not incur incentive fees on income. For the period May 3, 2017 (commencement of operations) through December 31, 2017, the Company incurred subordinated incentive fees on income and capital gain incentive fees of $0 and $12,368, respectively, all of which were waived by Flat Rock Global.

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

For the years ended December 31, 2019 and 2018, the components of interest expense relating to the credit facility were as follows:

	For the Years Ended
	December 31, 2019	December 31, 2018

Interest expense	$1,350,669	$150,100
Amortization of debt issuance costs	125,899	19,508
Total interest expense	$1,476,568	$169,608
Average interest rate	5.06%	5.23%
Unamortized deferred financing costs, revolving credit facility	$372,544	$435,543

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K/A under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm as of and for the year ended December 31, 2019	F-1
Report of the Predecessor Independent Registered Public Accounting Firm as of and for the year ended December 31, 2018 and the period ended December 31, 2017.	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-4
Consolidated Statements of Changes in Net Assets for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018 and for the Period of May 3, 2017 (commencement of operations) to December 31, 2017	F-6
Consolidated Schedules of Investments as of December 31, 2019 and 2018	F-7
Notes to Consolidated Financial Statements	F-11

2

(b) EXHIBITS

3.1	Articles of Incorporation of Flat Rock Capital Corp. (Incorporated by reference to the initial filing of the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on March 24, 2017.)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

3.3	Bylaws (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 1, 2017.)

4.1	Form of Subscription Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Form 8-K Exhibit 4.1 (SEC File No. 000-55767) filed with the SEC on April 5, 2019.)

10.1	Investment Advisory Agreement by and between Flat Rock Capital Corp. and Flat Rock Global, LLC, dated May 16, 2017 (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 19, 2017.)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)

10.3	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.4	Custody Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017.)

10.5	Loan and Security Agreement among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Lenders party thereto, and State Bank and Trust Company as agent for the Lenders, dated October 12, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2018.)

10.6	First Amendment to Loan and Security Agreement by and among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Existing Lender party thereto, State Bank and Trust Company as agent for the Lenders and Hitachi Capital America Corp. as a New Lender, dated December 10, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2018.)

10.7	Second Amendment to Loan and Security Agreement (Incorporated by reference to Form 8-K (SEC File No. 000-55767) filed with the SEC on July 3, 2019.)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Form 10-K filed with the SEC on March 19, 2020.

21.1	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed with the SEC on March 19, 2020.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

3

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAT ROCK CAPITAL CORP.

Dated: October 2, 2020	By:	/s/ Robert K. Grunewald
Robert K. Grunewald
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 2, 2020	By:	/s/ Robert K. Grunewald
Robert K. Grunewald
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 2, 2020	By:	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer and
Chief Operating Officer
(Principal Financial and Accounting Officer)

Dated: October 2, 2020	By:	/s/ R. Scott Coolidge
R. Scott Coolidge
Director

Dated: October 2, 2020	By:	/s/ Marshall H. Durston
Marshall H. Durston
Director

4