Form 10-Q
period 2020-09-30
Flat Rock Capital Corp.
filed 2020-11-13
CIK 1701724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the registrant had 2,895,356 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Flat Rock Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2020 (Unaudited)	December 31, 2019
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $100,029,484 and $101,846,603, respectively)	$99,378,237	$101,537,724
Cash and cash equivalents	2,458,311	3,359,446
Restricted cash	75,000	-
Foreign currency, at fair value (cost of $47,289 and $47,289, respectively)	47,289	47,289
Receivables:
Receivable for sales of investments	1,771	1,771
Receivable for paydowns of investments	71,360	81,410
Due from investment adviser	73,821	196,728
Dividends receivable	45,709	64,524
Interest receivable	864,785	265,314
Prepaid expenses and other assets	-	75,000
Total Assets	$103,016,283	$105,629,206

Liabilities:
Credit facility, net (Note 6)	$33,816,260	$29,796,235
Payables:
Payable for investments purchased	9,899,952	18,996,667
Distributions payable	282,320	257,614
Management fee payable	442,611	368,452
Incentive fee payable	459,018	155,491
Accrued other general and administrative expenses	74,520	84,877
Total Liabilities	$44,974,681	$49,659,336

Commitments and contingencies (Note 8)

Net Assets:
Preferred shares, $0.001 par value; 25,000,000 shares authorized; 0 issued and outstanding as of September 30, 2020, and December 31, 2019	$-	$-
Common Shares, $0.001 par value; 125,000,000 shares authorized; 2,889,753 as of September 30, 2020, and 2,832,840 as of December 31, 2019 issued and outstanding, respectively	2,890	2,833
Additional paid-in capital	57,526,290	56,459,407
Total distributable earnings (accumulated deficit)	512,422	(492,370)
Total Net Assets	$58,041,602	$55,969,870
Total Liabilities and Net Assets	$103,016,283	$105,629,206
Net Asset Value Per Common Share	$20.09	$19.76

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,912,038	$1,642,597	$5,632,858	$4,628,272
Dividend income	286,822	-	721,586	-
Other income	2,540	-	69,239	170,699
Total investment income from non-controlled, non-affiliated investments	2,201,400	1,642,597	6,423,683	4,798,971
Total Investment Income	2,201,400	1,642,597	6,423,683	4,798,971

Expenses:
Interest expenses	307,323	383,835	967,902	1,194,486
Management fees	348,759	372,100	1,048,144	1,008,223
Incentive fees	243,902	70,056	634,817	390,713
Professional fees	67,062	63,013	205,497	186,986
Other general and administrative expenses	225,424	94,070	439,180	279,594
Total Expenses	1,192,470	983,074	3,295,540	3,060,002
Less: Management fee waiver (Note 3)	(31,107)	(86,631)	(131,913)	(188,985)
Less: Incentive fee waiver (Note 3)	-	-	(32,048)	(287,657)
Net expenses	1,161,363	896,443	3,131,579	2,583,360
Net Investment Income (Loss)	1,040,037	746,154	3,292,104	2,215,611

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	883,463	(11,176)	999,193	(282,241)
Foreign currency transactions	-	(127,886)	-	(128,410)
Forward foreign currency exchange contracts (Note 2)	-	-	-	350,650
Total net realized gains (losses)	883,463	(139,062)	999,193	(60,001)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	914,120	129,718	(342,370)	353,381
Foreign currency translation	873	(52,650)	(1,168)	136,964
Forward foreign currency exchange contracts (Note 2)	-	186,489	-	(369,812)
Total net change in unrealized gains (losses)	914,993	263,557	(343,538)	120,533
Total realized and unrealized gains (losses)	1,798,456	124,495	655,655	60,532

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,838,493	$870,649	$3,947,759	$2,276,143

Per Common Share Data:
Basic and diluted net investment income per common share	$0.35	$0.29	$1.14	$0.99
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.96	$0.34	$1.36	$1.02
Weighted Average Common Shares Outstanding - Basic and Diluted	2,942,126	2,576,614	2,892,638	2,229,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$3,292,104	$2,215,611
Net realized gains (losses) on investments and foreign currency transactions	999,193	(60,001)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(343,538)	120,533
Net Increase (Decrease) in Net Assets Resulting from Operations	3,947,759	2,276,143

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(2,942,967)	(2,223,432)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(2,942,967)	(2,223,432)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	2,873,925	16,705,850
Reinvestment of distributions	481,224	240,435
Repurchase of common shares	(2,288,209)	(766,576)
Net Increase in Net Assets Resulting from Capital Share Transactions	1,066,940	16,179,709
Total Increase (Decrease) in Net Assets	2,071,732	16,232,420
Net Assets, Beginning of Period	55,969,870	36,855,107
Net Assets, End of Period	$58,041,602	$53,087,527
Net Asset Value per Common Share	$20.09	$19.77
Common shares outstanding at the end of the period	2,889,753	2,685,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,947,759	$2,276,143
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(999,193)	282,241
Net change in unrealized (gains)/losses on investments	342,370	(353,381)
Net change in unrealized (gains)/losses on foreign currency translations	1,168	(136,964)
Net change in unrealized (appreciation)/depreciation on forward foreign currency contracts	-	369,812
Net accretion of discount on investments	(224,492)	(32,069)
Purchases of investments	(57,203,587)	(142,584,195)
Proceeds from sale of investments	60,243,221	114,604,843
Amortization of debt issuance costs	100,200	92,358
Changes in operating assets and liabilities:
Receivable for sales of investments	-	(172,604)
Dividends receivable	18,815	-
Interest receivable	(599,471)	(2,123)
Due from investment adviser	122,907	3,218
Receivable for paydowns of investments	10,050	205,831
Prepaid expenses and other assets	75,000	-
Payable for investments purchased	(9,096,715)	7,051,162
Management fees payable	74,159	372,100
Incentive fee payable	303,527	70,056
Accrued other general and administrative expenses	(10,357)	(143,357)
Net cash used in operating activities	(2,894,639)	(18,096,929)
Cash Flows from Financing Activities:
Borrowings on credit facility	21,477,879	36,066,472
Payments on credit facility	(17,524,834)	(31,275,307)
Payments of debt issuance costs	(33,220)	(52,407)
Distributions paid in cash	(2,437,037)	(2,175,883)
Proceeds from issuance of common shares, net of change in subscriptions
receivable of $0 and $95,000, respectively	2,873,925	16,851,285
Repurchase of common shares	(2,288,209)	(766,576)
Net cash provided by financing activities	2,068,504	18,647,584
Net increase (decrease) in cash and cash equivalents	(826,135)	550,655
Cash, cash equivalents, restricted cash, and foreign currency, beginning of period	3,406,735	1,179,518
Cash, cash equivalents, restricted cash, and foreign currency, end of period(1)	$2,580,600	$1,730,173

Supplemental and Non-Cash Information:
Interest paid during the period	$967,902	$1,194,486
Distributions declared during the period	$2,942,967	$2,223,432
Reinvestment of distributions during the period	$481,224	$240,435
Distributions payable	$282,320	$247,694

(1)	Agrees to the total of “Cash and cash equivalents”, “Restricted cash”, and “Foreign currency, at fair value” balances on the Consolidated Statements of Assets and Liabilities.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

			Acquisition	Maturity	Par /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Units	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AIS HoldCo, LLC(7)	Insurance Services	3M USD L + 5.00% (0% Floor)	8/15/2018	8/15/2025	3,800,000	$3,800,513	$3,800,000	6.5%
ALM Media, Inc.(7)	Media: Advertising, Printing, and Publishing	3M USD L + 6.50% (1% Floor)	11/25/2019	11/25/2024	4,812,500	4,730,272	4,716,250	8.1%
Broder Bros Co.(7)	Wholesale	1M USD L + 8.50% (1% Floor)	1/30/2019	12/2/2022	1,849,529	1,849,529	1,812,539	3.1%
Ceva Logistics Finance B.V.(4)	Transportation: Cargo	1M USD L + 5.00% (0% Floor)	2/22/2019	8/4/2025	2,962,500	2,888,916	2,792,156	4.8%
Coastal Construction Products(7)	Construction & Building	2M USD L + 5.125% (1% Floor)	10/10/2018	9/4/2024	3,209,011	3,180,277	3,209,011	5.5%
Diversified Risk Holdings, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	14,089,904	13,997,775	14,230,803	24.5%
Hill International, Inc.(7)	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,451,250	1,446,867	1,447,622	2.5%
Inszone Insurance Services	Insurance Services	3M USD L + 6.75% (1.25% Floor)	7/3/2020	7/3/2027	3,989,876	3,892,487	3,890,129	6.7%
Isagenix International LLC(7)	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	4/25/2025	2,648,701	2,655,392	1,456,786	2.5%
MAG Aerospace	Aerospace & Defense	3M USD L + 5.50% (1% Floor)	9/21/2020	4/1/2027	2,000,000	1,900,000	1,900,000	3.3%
Mills Fleet Farms(7)	Consumer Goods	1M USD L + 7.00% (0.75% PIK - 1% Floor)	10/19/2018	10/19/2024	4,624,999	4,557,361	4,411,787	7.6%
NM Z Parent Inc (Zep Inc)(7)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	974,874	966,604	923,693	1.6%
North Pole US LLC(4)	Aerospace & Defense	3M USD L + 7.00% (0% Floor)	4/10/2019	4/10/2025	1,850,000	1,696,883	1,705,145	2.9%
Potpourri Group, Inc.(7)	Direct Selling	1M USD L + 8.25% (0% Floor)	7/3/2019	7/3/2024	9,491,707	9,416,131	9,288,584	16.0%
Specialist Resources Global Delayed Draw(7)(10)	Healthcare Services	1M USD L + 5.25% (0% Floor)	8/6/2020	9/23/2025	866,667	859,683	866,667	1.5%
Specialist Resources Global Inc.(5)(7)(10)	Healthcare Services	1M USD L + 5.25% (0% Floor)	9/23/2019	9/23/2025	3,300,000	3,271,290	3,300,000	5.7%
Spencer Gifts LLC(7)	Retail	1M USD L + 6.00% (0% Floor)	6/14/2019	6/12/2026	4,875,748	4,791,703	4,477,400	7.7%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	-	12/1/2017	12/1/2022	277,916	276,224	277,915	0.5%
ThreeBridge Solutions Term Loan(5)(7)	IT Implementation	Greater of 13.00% Fixed or L + 9.00%	12/1/2017	12/1/2022	4,806,315	4,772,326	4,806,315	8.3%
Trident Technologies, LLC	IT Services	3M USD L + 6.00% (1.5% Floor)	1/23/2020	12/19/2025	4,962,500	4,894,580	4,888,063	8.4%
Total First Lien Senior Secured					76,843,997	$75,844,813	$74,200,866	127.7%

Collateralized Securities and Structured Products
Churchill Middle Market CLO IV Ltd.(4)	Investment Funds & Vehicles	3M USD L + 9.27% (0% Floor)	12/12/2019	1/23/2032	4,000,000	3,831,461	3,878,557	6.7%
Diamond CLO 2019-1, LLC.(4)	Investment Funds & Vehicles	3M USD L + 8.05% (0% Floor)	6/5/2020	4/25/2029	1,500,000	1,294,358	1,413,449	2.4%
MMCF CLO, LLC.(4)	Investment Funds & Vehicles	3M USD L + 6.38% (0% Floor)	6/5/2020	1/15/2028	1,000,000	896,458	923,129	1.6%
THLLS 2019-1A E 04/15/2030.(4)	Investment Funds & Vehicles	3M USD L + 8.50% (0% Floor)	7/29/2020	4/15/2030	800,000	722,209	762,711	1.3%
THLLS 2019-2A E 10/17/2031.(4)	Investment Funds & Vehicles	3M USD L + 8.80% (0% Floor)	8/7/2020	10/17/2031	1,725,000	1,433,356	1,631,791	2.8%
Total Collateralized Securities and Structured Products					9,025,000	8,177,842	8,609,637	14.8%
Total Debt Investments					85,868,997	$84,022,655	$82,810,503	142.5%

Equity Investments
BCP Great Lakes Fund LP(4)(8)(9)	Investment Funds & Vehicles	N/A	8/9/2019	N/A	6,273,346	6,273,346	6,202,457	10.7%
New Mountain Finance Corp.(4)(5)	Investment Funds & Vehicles	N/A	3/31/2020	N/A	5,265	35,420	50,333	0.1%
TriplePoint Venture Growth BDC Corp.(4)	Investment Funds & Vehicles	N/A	4/14/2020	N/A	209,692	1,698,111	2,315,000	4.0%
Total Equity Investments					6,488,303	$8,006,877	$8,567,790	14.8%

	Yield to	Maturity	Acquisition	Par /	Amortized	Fair	Percentage
Security(3)	Maturity	Date	Date	Units	Cost(6)	Value	of Net Assets
U.S. Government Securities
U.S. Treasury Bill(5)	0.00%	10/6/2020	9/30/2020	8,000,000	$7,999,952	$7,999,944	13.8%
Total U.S. Government Securities				8,000,000	7,999,952	7,999,944	13.8%

Total Investments				100,357,300	$100,029,484	$99,378,237	171.1%
Liabilities in Excess of Other Assets						(41,336,635)	(71.1)%
Net Assets						$58,041,602	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of September 30, 2020, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 0.15%, 0.19%, and 0.23%, respectively.
(3)	As of September 30, 2020, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2020, 21.0% the Company's total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of September 30, 2020.
(6)	As of September 30, 2020, the tax cost of the Company's investments approximates their amortized cost.
(7)	Security or portion thereof held within FRC Funding I, LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with State Bank and Trust Company (see Note 6 to the consolidated financial statements).
(8)	Security exempt from registration under the Securities Act of 1933 (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act. As of September 30, 2020, the aggregate fair value of securities held by the Company is $6,202,457 or 10.6% of net assets.
(9)	The BCP Great Lakes Fund LP is a limited partnership commitment, and has a three year reinvestment period expiring November 27, 2021, and is subject to two (2) one year extensions thereof with the consent of BMO Harris Bank and BC Partners Advisors, L.P.
(10)	Of the entire $4,966,667 commitment to Specialist Resources Global Inc., $800,000 was unfunded as of September 30, 2020. As such, no dividend is being earned on this investment.

The accompanying notes are an integral part of these consolidated financial statements.

Flat Rock Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2019

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured Debt(1)(2)(6)
AIS HoldCo, LLC(7)	Insurance Services	3M USD L + 5.00% (0% Floor)	8/15/2018	8/15/2025	$3,875,000	$3,875,108	$3,826,562	6.8%
ALM Media, Inc.(7)	Media: Advertising, Printing, and Publishing	3M USD L + 6.50% (1% Floor)	11/25/2019	11/25/2024	5,000,000	4,901,774	4,900,000	8.8%
Broder Bros Co.(7)	Wholesale	3M USD L + 8.50% (1% Floor)	1/30/2019	12/2/2022	1,932,883	1,932,883	1,932,883	3.5%
Ceva Logistics Finance B.V.(4)	Transportation: Cargo	3M USD L + 5.00% (0% Floor)	2/22/2019	8/4/2025	2,985,000	2,901,303	2,567,100	4.6%
Coastal Construction Products(7)(10)	Construction & Building	1M USD L + 5.125% (1% Floor)	10/10/2018	9/4/2024	3,805,021	3,765,373	3,805,021	6.8%
Diversified Risk Holdings, LLC	Insurance Services	3M USD L + 8.00% (1% Floor)	11/28/2018	11/28/2023	14,850,000	14,732,774	14,998,500	26.8%
Hill International, Inc.(7)	Business Services	3M USD L + 5.75% (1% Floor)	9/22/2017	6/21/2023	1,462,500	1,457,080	1,458,844	2.6%
Isagenix International LLC(7)	Direct Selling	3M USD L + 5.75% (1% Floor)	4/26/2018	4/25/2025	2,773,173	2,781,173	2,495,856	4.5%
Mills Fleet Farms(7)	Consumer Goods	1M USD L + 6.25% (1% Floor)	10/19/2018	10/19/2024	4,961,078	4,876,119	4,712,031	8.4%
NM Z Parent Inc (Zep Inc)(7)	Chemicals & Allied Products	3M USD L+ 4.00% (1% Floor)	5/25/2018	8/9/2024	982,412	972,631	808,820	1.4%
North Pole US LLC(4)	Aerospace & Defense	3M USD L + 7.00% (0% Floor)	4/10/2019	4/10/2025	1,925,000	1,745,737	1,750,595	3.1%
Potpourri Group, Inc.(7)	Direct Selling	1M USD L + 8.25% (0% Floor)	7/3/2019	7/3/2024	9,875,000	9,781,895	9,776,250	17.5%
Specialist Resources Global Inc.(5)(7)(10)	Healthcare Services	1M USD L + 5.25% (0% Floor)	9/23/2019	9/23/2025	3,325,000	3,284,781	3,283,417	5.9%
Spencer Gifts LLC(7)	Retail	1M USD L + 6.00% (0% Floor)	6/14/2019	6/12/2026	4,987,500	4,891,998	4,889,246	8.7%
ThreeBridge Solutions Delayed Draw(7)	IT Implementation	-	12/1/2017	12/1/2022	277,916	275,688	277,916	0.5%
ThreeBridge Solutions Term Loan(5)(7)	IT Implementation	1M USD L+ 9.00% (1% Floor)	12/1/2017	12/1/2022	5,164,392	5,115,830	5,164,392	9.2%
World Insurance Associates, LLC Delayed Draw(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.50% (1% Floor)	7/2/2018	7/18/2024	1,692,930	1,686,765	1,676,001	3.0%
World Insurance Associates, LLC(7)	Banking, Finance, Insurance & Real Estate	1M USD L + 4.50% (1% Floor)	7/2/2018	7/18/2024	3,182,458	3,155,653	3,150,633	5.6%
Total First Lien Senior Secured Debt					$73,057,263	$72,134,565	$71,474,067	127.7%

Collateralized Loan Obligations(1)(6)
Churchill Middle Market CLO IV Ltd., Class E2(4)	Investment Vehicle	3M USD L + 10.20% (0% Floor)	12/12/2019	1/23/2032	4,000,000	3,800,904	4,060,800	7.3%
Total Collateralized Loan Obligations					4,000,000	3,800,904	4,060,800	7.3%
Total Debt Investments					$77,057,263	$75,935,469	$75,534,867	135.0%

Private Fund Investments
BCP Great Lakes Fund LP(4)(8)(9)	Investment Vehicle	-	8/9/2019	-		6,914,467	7,006,429	12.5%
Total Private Fund Investments						$6,914,467	$7,006,429	12.5%

Security(3)	Yield to Maturity	Maturity Date	Acquisition Date	Principal / Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
U.S. Government Securities(1)(6)
U.S. Treasury Bill(5)	1.05%	1/7/2020	12/31/2019	$19,000,000	$18,996,667	$18,996,428	33.9%
Total U.S. Government Securities				19,000,000	18,996,667	18,996,428	33.9%

Total Investments				$96,057,263	$101,846,603	$101,537,724	181.4%
Liabilities in Excess of Other Assets						(45,567,854)	(81.4)%
Net assets						$55,969,870	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented. As of December 31, 2019, the 1 month (1M), 2 month (2M), and 3 month (3M) USD LIBOR rates were 1.76%, 1.83%, and 1.91%, respectively.
(3)	As of December 31, 2019, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019, 14.6% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of December 31, 2019.
(6)	As of December 31, 2019, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within FRC Funding I, LLC, a special purpose wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under a revolving credit facility (see Note 6 to the consolidated financial statements).
(8)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2019, the aggregate fair value of restricted securities held by the Company was $7,006,429 or 12.5% of net assets.
(9)	The BCP Great Lakes Fund LP (the “Private Fund”) is a limited partnership commitment, and has a three year reinvestment period expiring November 27, 2021, and is subject to two (2) one year extensions thereof with the consent of BMO Harris Bank and BC Partners Advisors, L.P. The Private Fund’s investment strategy is to invest in middle market sponsor backed uni-tranche term loans. The reinvestment period is 3 years from the close date. The Private Fund does not permit withdrawal from the Private Fund or the withdrawal of any portion of the Company’s capital account until the termination of the Private Fund or as provided in the Private Fund’s limited partnership agreement. Of the $7,300,000 commitment to the Private Fund, $385,533 was unfunded as of December 31, 2019 (See Note 8 to the Consolidated Financial Statements).
(10)	The Company had unfunded loan commitments to the portfolio company as of December 31, 2019. See Note 8 to the Consolidated Financial Statements.

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

On June 10, 2020, the board of directors of the Company (the “Board”) approved an Agreement and Plan of Reorganization whereby, if approved by the Company’s stockholders, the Company will transfer all of its assets to Flat Rock Core Income Fund, a newly-formed Delaware Statutory Business Trust, in exchange for newly-issued shares of Flat Rock Core Income Fund and the assumption of all of the Company’s liabilities. Flat Rock Core Income Fund intends to continue, in all material respects, the investment strategy of the Company, however as a registered closed-end fund that intends to operate as an interval fund. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the proposed reorganization transaction and “Note 11: Subsequent Events.”

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

3.	the members of the valuation committee of the Board review and discuss the preliminary valuations prepared by Flat Rock Global and that of the independent valuation firm; and

4.	the Board discusses the valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of Flat Rock Global, an independent valuation firm and the members of the valuation committee.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. As of September 30, 2020, the balance of debt issuance costs was $271,344, which is included in Credit Facility, net of $33,816,260 on the consolidated statements of assets and liabilities. As of December 31, 2019, the balance of debt issuance costs was $371,544, which is included in Credit Facility, net of $29,796,235 on the consolidated statements of assets and liabilities.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Derivatives and Hedging Activities

Derivative instruments are defined as financial instruments whose value and performance are based on the value and performance of another security or financial instrument. During the nine months ended September 30, 2020, the Company did not utilize forward foreign currency contracts to hedge its foreign currency exposure.

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

Derivatives

Unrealized appreciation (depreciation) on forward foreign currency exchange contracts

Forward Contracts	$-
Derivative Liability	$-

The following table lists the amount of change in unrealized appreciation (depreciation) included in net increase (decrease) in net assets resulting from operations during the nine months ended September 30, 2019, grouped by contract type and risk exposure.

Derivatives	Consolidated Statement of Operations Location	Foreign Currency Contracts	Total
	Net change in unrealized gains (losses) from forward foreign currency exchange contracts
Forward Contracts		$(369,812)	$(369,812)
		$(369,812)	$(369,812)

During the nine months ended September 30, 2019, the Company’s quarterly average volume of derivatives is as follows:

Forward Foreign Currency Exchange Contracts - Payable (Value at Trade Date)
$(6,013,077)

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On May 16, 2017, the Company entered into the Investment Advisory Agreement with Flat Rock Global. Pursuant to the Investment Advisory Agreement, the Company pays Flat Rock Global a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.375% of the Company’s average gross assets as of the end of the two most recently completed quarters and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated. In order to meet the diversification tests required to qualify as a RIC, the Company, on September 30, 2020, acquired $8,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global for the three month period ended September 30, 2020 by $31,107, for a total gross management fee of $348,759; however, Flat Rock Global waived the portion relating to the acquisition of short-term U.S. Treasury Bills. In order to meet the diversification tests required to qualify as a RIC, the Company, on September 30, 2019, acquired $25,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global for the three month period ended September 30, 2019 by $86,631, for a total gross management fee of $372,100; however, Flat Rock Global waived the portion relating to the acquisition of short-term U.S. Treasury Bills. In addition, there are no recoupment agreements in place, and waived fees will not be recouped by Flat Rock Global.

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

For the nine months ended September 30, 2020, the Company incurred incentive fees on income of $634,817 of which $32,048 was waived by Flat Rock Global. There are no recoupment agreements in place, and waived incentive fees will not be recouped by Flat Rock Global.

For the nine months ended September 30, 2019, the Company incurred incentive fees on income of $390,713, of which $287,657 was waived by Flat Rock Global.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to Flat Rock Global if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though Flat Rock Global is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. For the nine months ended September 30, 2020 and 2019, the Company accrued $51,659 and $0, respectively, in capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien Senior Secured Debt	$75,844,813	$74,200,866	$72,134,565	$71,474,067
Equity Investments	8,006,877	8,567,790	6,914,467	7,006,429
Collateralized Securities and Structured Products	8,177,842	8,609,637	3,800,904	4,060,800
U.S. Government Securities	7,999,952	7,999,944	18,996,667	18,996,428
Total Investments	$100,029,484	$99,378,237	$101,846,603	$101,537,724

As of September 30, 2020, 20.8% of the investment portfolio at amortized cost and 21.8% of the investment portfolio measured at fair value, respectively, were invested in investments defined as non-qualifying assets as defined by Section 55(a) of the 1940 Act.

As of December 31, 2019, 14.6% of the investment portfolio at amortized cost and 14.6% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles, specifically Luxembourg and Switzerland, or non-controlled investment companies. Such investments are not qualifying assets as defined by Section 55(a) of the 1940 Act.

The industry composition of investments based on fair value as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019

Insurance Services	22.1%	18.6%
Investment Funds & Vehicles	17.3%	10.9%
Direct Selling	10.8%	12.1%
U.S. Government Securities	8.1%	18.8%
IT Implementation	5.1%	5.3%
IT Services	4.9%	0.0%
Media: Advertising, Printing, and Publishing	4.8%	4.8%
Retail	4.5%	4.8%
Consumer Goods	4.5%	4.6%
Healthcare Services	4.2%	3.2%
Aerospace & Defense	3.6%	1.7%
Construction & Building	3.2%	3.8%
Transportation: Cargo	2.7%	2.5%
Wholesale	1.8%	1.9%
Business Services	1.5%	1.4%
Chemicals & Allied Products	0.9%	0.8%
Banking, Finance, Insurance & Real Estate	0.0%	4.8%
Total	100.0%	100.0%

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

The geographic composition of investments based on total investment portfolio fair value as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019

United States:
Northeast	40.7%	42.1%
West	22.0%	17.1%
Southeast	14.3%	7.0%
Midwest	9.6%	10.0%
U.S. Government Securities	8.1%	18.8%
South	0.9%	0.8%
Switzerland	2.7%	2.5%
Luxembourg	1.7%	1.7%
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy of investments as of September 30, 2020 and December 31, 2019. Assets valued using NAV as a practical expedient, an indicator of fair value, are listed in a separate column to permit reconciliation to totals in the Consolidated Statements of Assets and Liabilities:

	Fair Value Hierarchy as of September 30, 2020
Investments:	Level 1	Level 2	Level 3	Investments Valued at Net Asset Value	Total
First-lien Senior Secured Debt	$-	$-	$74,200,866	$-	$74,200,866
Equity Investments	2,365,333	-	-	6,202,457	8,567,790
Collateralized Securities and Structured Products	-	-	8,609,637	-	8,609,637
U.S. Government Securities	-	7,999,944	-	-	7,999,944
Total Investments	$2,365,333	$7,999,944	$82,810,503	$6,202,457	$99,378,237

	Fair Value Hierarchy as of December 31, 2019
Investments:	Level 1	Level 2	Level 3	Investments Valued at Net Asset Value	Total
First-lien Senior Secured Debt	$-	$-	$71,474,067	$-	$71,474,067
Equity Investments	-	-	-	7,006,429	7,006,429
Collateralized Securities and Structured Products			4,060,800		4,060,800
U.S. Government Securities	-	18,996,428	-	-	18,996,428
Total Investments	$-	$18,996,428	$75,534,867	$7,006,429	$101,537,724

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended
First-lien senior secured debt	September 30, 2020	September 30, 2019
Fair value, beginning of period	$68,049,445	$60,103,953
Purchases of investments	5,807,564	18,091,665
Proceeds from principal payments and sales of investments	(382,657)	(5,891,094)
Net change in unrealized gain (loss)	692,396	5,141
Net accretion of discount on investments	34,118	(18,372)
Transfers into (out of) Level 3	-	-
Fair value, end of period	$74,200,866	$72,291,293

	For the Three Months Ended
Collateralized securities and structured products	September 30, 2020	September 30, 2019
Fair value, beginning of period	$5,676,200	$-
Purchases of investments	2,142,281	-
Proceeds from principal payments and sales of investments	-	-
Net change in unrealized gain (loss)	715,642	-
Net accretion of discount on investments	75,514	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$8,609,637	$-

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended
First-lien senior secured debt	September 30, 2020	September 30, 2019
Fair value, beginning of period	$71,474,067	$61,194,099
Purchases of investments	12,856,034	75,536,620
Proceeds from principal payments and sales of investments	(9,259,246)	(64,891,190)
Net change in unrealized gain (loss)	(983,450)	419,695
Net accretion of discount on investments	113,461	32,069
Transfers into (out of) Level 3	-	-
Fair value, end of period	$74,200,866	$72,291,293

	For the Nine Months Ended
Collateralized securities and structured products	September 30, 2020	September 30, 2019
Fair value, beginning of period	$4,060,800	$-
Purchases of investments	4,265,906	-
Proceeds from principal payments and sales of investments	-	-
Net change in unrealized gain (loss)	171,900	-
Net accretion of discount on investments	111,031	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$8,609,637	$-

The following table presents the net change in unrealized gains/(losses) for the period relating to these Level 3 assets that were still held by the Company for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended
Net Change in Unrealized Gain (Loss)	September 30, 2020	September 30, 2019

First-lien Senior Secured Debt	$694,706	$15,791
Collateralized Securities and Structured Products	476,704	-
	$1,171,410	$15,791

	For the Nine Months Ended
Net Change in Unrealized Gain (Loss)	September 30, 2020	September 30, 2019

First-lien Senior Secured Debt	$(744,128)	$52,598
Collateralized Securities and Structured Products	(212,800)	-
	$(956,928)	$52,598

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve–month EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2020 and December 31, 2019, the Company used the relevant EBITDA and revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies.

The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of an investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2020 and December 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Fair value was also determined in some cases based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2020 and December 31, 2019. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2020
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
Collateralized Securities and Structured Products	$8,609,637	Third Party Vendor Pricing Service	Broker Quotes	92.3% - 96.9% (95.4%)
First-lien Senior Secured Debt	9,627,594	Recent transaction	Transaction price	94.3% - 97.5% (95.8%)
First-lien Senior Secured Debt	64,573,272	Market & income approach	EBITDA multiple	6.4x - 22.0x (11.1x)
	$82,810,503		Revenue multiple	0.3x - 4.9x (2.2x)
			Discount rate	5.9% - 25.0% (8.3%)

	As of December 31, 2019
		Valuation	Unobservable	Range
	Fair Value	Technique	Input	(Weighted Average)
Collateralized Securities and Structured Products	$4,060,800	Third Party Vendor Pricing Service	Broker Quotes	101.52 - 101.52 (101.52)
First-lien Senior Secured Debt	4,900,000	Recent transaction	Transaction price	98.00 - 98.00 (98.00)
First-lien Senior Secured Debt	66,574,067	Market & income approach	EBITDA multiple	8.4x - 16.5x (12.7x)
	$75,534,867		Revenue multiple	0.88x - 3.5x (2.1x)
			Discount rate	4.31% - 11.62% (9.33%)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% after such borrowing. As of May 30, 2019, as a result of complying with the requirements set forth in the Small Business Credit Availability Act (“SBCAA”), the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2020 and December 31, 2019, the Company’s asset coverage ratio was 273% and 288%, respectively.

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

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$35,000,000	$34,001,358	$998,642	$33,816,260
Total debt	$35,000,000	$34,001,358	$998,642	$33,816,260

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of debt issuance costs of $0.3 million.

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$35,000,000	$30,048,313	$2,579,058	$29,796,235
Total debt	$35,000,000	$30,048,313	$2,579,058	$29,796,235

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of debt issuance costs of $0.4 million.

Average debt outstanding during the three and nine months ended September 30, 2020 was $32,973,704 and $30,975,691, respectively.

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

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense relating to the credit facility were as follows:

	For the Three Months Ended
	September 30, 2020	September 30, 2019

Interest expense	$273,679	$350,295
Amortization of debt issuance costs	33,644	33,540
Total interest expense	$307,323	$383,835
Average interest rate	3.04%	5.06%

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

Interest expense	$867,702	$1,102,128
Amortization of debt issuance costs	100,200	92,358
Total interest expense	$967,902	$1,194,486
Average interest rate	3.52%	5.24%

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

Note 7. Share Transactions

Offering Proceeds

During the nine months ended September 30, 2020, the Company issued and sold 174,284 shares of its common stock at an aggregate purchase price of approximately $3.4 million.

During the nine months ended September 30, 2019, the Company issued and sold 856,679 shares of its common stock at an aggregate purchase price of approximately $16.9 million.

Distributions

The following table reflects the distributions declared on shares during the nine months ended September 30, 2020:

				Total
Declaration	Record	Per	Payment	Distributions
Date	Date	Share	Date	Declared
11/12/2019	1/24/2020	$0.114	2/6/2020	$322,944
11/12/2019	2/24/2020	0.114	3/6/2020	322,863
2/25/2020	3/26/2020	0.114	4/8/2020	327,145
2/25/2020	4/26/2020	0.114	5/6/2020	327,734
2/25/2020	5/26/2020	0.114	6/6/2020	312,501
5/11/2020	6/24/2020	0.114	7/6/2020	330,169
5/11/2020	7/24/2020	0.114	8/6/2020	332,237
5/11/2020	8/26/2020	0.114	9/8/2020	338,209
8/11/2020	9/25/2020	0.114	10/6/2020(1)	329,165
				$2,942,967

(1)	As of September 30, 2020, this distribution had not been paid, which consisted of a cash dividend of $282,320 and dividends reinvested of $46,844. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distributions declared on shares during the nine months ended September 30, 2019:

				Total
Declaration	Record	Per	Payment	Distributions
Date	Date	Share	Date	Declared
11/13/2018	1/26/2019	$0.108	2/6/2019	$201,660
11/13/2018	2/26/2019	0.108	3/6/2019	209,035
2/28/2019	3/26/2019	0.108	4/8/2019	213,723
3/28/2019	4/26/2019	0.111	5/6/2019	224,726
3/28/2019	5/26/2019	0.111	6/6/2019	227,886
5/14/2019	6/26/2019	0.111	7/6/2019(1)	266,832
5/14/2019	7/26/2019	0.114	8/6/2019	284,194
5/14/2019	8/26/2019	0.114	9/6/2019	295,882
8/12/2019	9/26/2019	0.114	10/7/2019	299,494
				$2,223,432

(1)	As of September 30, 2019, this distribution had not been paid, which consisted of a cash dividend of $247,694 and dividends reinvested of $51,800. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

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

The following table reflects the common stock issued pursuant to the DRIP during the nine months ended September 30, 2020:

Declaration	Record	Payment
Date	Date	Date	Shares
11/12/2019	1/24/2020	2/6/2020	2,695
11/12/2019	2/24/2020	3/6/2020	2,701
2/25/2020	3/26/2020	4/8/2020	2,826
2/25/2020	4/26/2020	5/6/2020	2,875
2/25/2020	5/26/2020	6/6/2020	2,695
5/11/2020	6/24/2020	7/6/2020	2,862
5/11/2020	7/24/2020	8/6/2020	2,842
5/11/2020	8/26/2020	9/8/2020	2,831
8/11/2020	9/25/2020	10/6/2020	2,346
			24,673

The following table reflects the common stock issued pursuant to the DRIP during the nine months ended September 30, 2019:

Declaration	Record	Payment
Date	Date	Date	Shares
3/28/2019	5/26/2019	6/6/2019	2,208
5/14/2019	6/26/2019	7/6/2019	2,220
5/14/2019	7/26/2019	8/6/2019	2,503
5/14/2019	8/26/2019	9/6/2019	2,605
8/12/2019	9/26/2019	10/7/2019	2,605
			12,141

Repurchases of Shares

Beginning with the tender offer that commenced on April 1, 2019, the Company commenced its share repurchase program, whereby it intends to offer to repurchase up to 5% if its issued and outstanding shares on a quarterly basis through registered tender offers. As a result of the uncertainty and volatility in the capital markets as a result of COVID-19, the Board did not approve a tender offer beginning in April 2020. The table below shows the effects of the quarterly repurchase offers made by the Company during the nine months ended September 30, 2020:

Repurchase Offer Date	Repurchase Date	Number of Shares Repurchased	Percentage of Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
1/9/2020	2/7/2020	11,009	100%	$19.77	$217,583
8/13/2020	9/16/2020	103,687	100%	19.97	2,070,626

TOTAL		114,696			$2,288,209

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $0.8 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of September 30, 2020. As of September 30, 2020, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2020 is shown in the table below:

		As of
	Expiration Date (1)	September 30, 2020

Specialist Resources Inc.	9/23/2025	$800,000
Total unfunded commitments		$800,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2019 is shown in the table below:

	Expiration Date (1)	As of December 31, 2019

Coastal Construction Products	9/4/2020	$1,000,000
Specialist Resources Inc.	9/26/2021	1,666,667
BCP Great Lakes Fund LP	11/27/2021	385,533
Total unfunded commitments		$3,052,200

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2020, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2020 and 2019, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net increase (decrease) in net assets resulting from operations	$2,838,493	$870,649	$3,947,759	$2,276,143
Weighted average common shares of common stock outstanding - basic and diluted	2,942,126	2,576,614	2,892,638	2,229,818
Earnings per common share - basic and diluted	$0.96	$0.34	$1.36	$1.02

Flat Rock Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$19.76	$19.74

Results of Operations:
Net Investment Income(1)	1.14	0.99
Net Realized and Unrealized Gain (Loss) on Investments(1)(5)	0.22	0.04
Net Increase (Decrease) in Net Assets Resulting from Operations	1.36	1.03

Distributions to Common Stockholders
Distributions from Net Investment Income	(1.03)	(1.00)
Net Decrease in Net Assets Resulting from Distributions	(1.03)	(1.00)

Capital Share Transactions
Issuance of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-
Net Asset Value, End of Period	$20.09	$19.77

Shares Outstanding, End of Period	2,889,753	2,685,353

Ratio/Supplemental Data
Net assets, end of period	$58,041,602	$53,087,527
Weighted-average shares outstanding	2,892,638	2,229,818
Total Return(3)	7.14%	5.21%
Portfolio turnover	19.1%	93.3%
Ratio of operating expenses to average net assets without waiver and reimbursement(2)(4)	7.81%	8.27%
Ratio of operating expenses to average net assets with waiver and reimbursement(2)(4)	7.42%	7.71%
Ratio of net investment income (loss) to average net assets without waiver and reimbursement(2)(4)	7.42%	6.05%
Ratio of net investment income (loss) to average net assets with waiver and reimbursement(2)(4)	7.81%	6.61%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized.
(4)	Includes interest expense of 1.98% and 3.14%, respectively, which is not subject to reimbursement by Flat Rock Global.
(5)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

Distributions

On August 11, 2020, the Company declared a distribution of $0.114 per share, or $329,803, for holders of record as of October 27, 2020, which was paid on October 28, 2020.

Special Meeting of Stockholders

On October 27, 2020, the Company held a special meeting of stockholders to approve (i) the election of directors; (ii) the ratification of its independent registered public accounting firm; (iii) approval of the Agreement and Plan of Reorganization, whereby the Company will transfer all of its assets to Flat Rock Core Income Fund (the "Fund"), a newly-formed Delaware Statutory Trust that will operate as a closed-end interval fund, in exchange for an equal number of shares of the Fund and the assumption by the Fund of all of the liabilities of the Company; and (iv) withdrawal of the Company's election to be regulated as a business development company under the Investment Company Act of 1940.

All matters were approved by stockholders of the Company.  The closing of the Reorganization is expected to take place on or about November 20, 2020, and the Fund is expected to commence its continuous public offering immediately thereafter.

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

Proposed Conversion to an Interval Fund

On June 10, 2020, the board of directors of the Company (the “Board”) approved an Agreement and Plan of Reorganization whereby, if approved by the Company’s stockholders, the Company will transfer all of its assets to Flat Rock Core Income Fund, a newly-formed Delaware Statutory Trust, in exchange for newly-issued shares of Flat Rock Core Income Fund and the assumption of all of the Company’s liabilities. Flat Rock Core Income Fund intends to continue, in all material respects, the investment strategy of the Company but as a registered closed-end fund that intends to operate as an interval fund.

At the Company’s Annual Meeting on October 27th the Company’s stockholders approved the Agreement and Plan of Reorganization as well as the Company’s withdrawal of its election to be regulated as a BDC.

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

Portfolio and Investment Activity

As of September 30, 2020, our weighted average total yield of debt and income producing securities at fair value was 9.24%, and our weighted average total yield of debt and income producing securities at amortized cost was 9.07%.

As of September 30, 2020, we had 28 debt and equity investments in 26 portfolio companies with an aggregate fair value of approximately $91.3 million.

Our investment activity for the three months ended September 30, 2020 and 2019 is presented below (information presented herein is at cost unless otherwise indicated).

	For the Three Months Ended
	September 30, 2020	September 30, 2019
New investments:
Gross investments	$10,913,926	$25,146,910
Less: sold investments	(4,361,268)	(5,909,466)
Total new investments	6,552,658	19,237,444

Principal amount of investments funded:
First-lien senior secured debt investments	$5,807,563	$18,091,665
Collateralized loan obligations	2,142,281	-
Equity investments	2,964,082	7,055,245
Total principal amount of investments funded	10,913,926	25,146,910

Principal amount of investments sold:
First-lien senior secured debt investments	$273,024	$5,909,466
Equity investments	4,088,244	-
Total principal amount of investments sold or repaid	4,361,268	5,909,466

Number of new investment commitments	6	3
Average new investment commitment amount	$1,829,794	$6,111,111
Weighted average maturity for new investment commitments	8.6 years	4.9 years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average interest rate of new investment commitments	8.50%	9.92%
Weighted average spread LIBOR of new floating rate investment commitments	7.03%	7.72%
Weighted average interest rate on investment sold or paid down	N/A	8.09%

As of September 30, 2020 and December 31, 2019, our investments consisted of the following:

	September 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
Investments:	Cost	Value	Cost	Value
First-lien Senior Secured Debt	$75,844,813	$74,200,866	$72,134,565	$71,474,067
Equity Investments	8,006,877	8,567,790	6,914,467	7,006,429
Collateralized Securities and Structured Products	8,177,842	8,609,637	3,800,904	4,060,800
U.S. Government Securities	7,999,952	7,999,944	18,996,667	18,996,428
Total Investments	$100,029,484	$99,378,237	$101,846,603	$101,537,724

The table below describes investments by industry composition based on fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Insurance Services	22.1%	18.6%
Investment Funds & Vehicles	17.3%	10.9%
Direct Selling	10.8%	12.1%
U.S. Government Securities	8.1%	18.8%
IT Implementation	5.1%	5.3%
IT Services	4.9%	0.0%
Media: Advertising, Printing, and Publishing	4.8%	4.8%
Retail	4.5%	4.8%
Consumer Goods	4.5%	4.6%
Healthcare Services	4.2%	3.2%
Aerospace & Defense	3.6%	1.7%
Construction & Building	3.2%	3.8%
Transportation: Cargo	2.7%	2.5%
Wholesale	1.8%	1.9%
Business Services	1.5%	1.4%
Chemicals & Allied Products	0.9%	0.8%
Banking, Finance, Insurance & Real Estate	0.0%	4.8%
Total	100.0%	100.0%

The table below describes investments by geographic composition based on total investment portfolio fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

United States:
Northeast	40.7%	42.1%
West	22.0%	17.1%
Southeast	14.3%	7.0%
Midwest	9.6%	10.0%
U.S. Government Securities	8.1%	18.8%
Switzerland	2.7%	2.5%
Luxembourg	1.7%	1.7%
South	0.9%	0.8%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Weighted average total yield of debt and income producing securities	9.20%	9.25%
Weighted average interest rate of debt and income producing securities	8.26%	8.87%
Weighted average spread over LIBOR of all floating rate investments	7.28%	7.03%

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

Our Adviser rates the investments in our debt portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table presents the ratings of our portfolio investments at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
Investment Rating	Value	Portfolio	Value	Portfolio
1	$14,230,803	14.3%	$18,803,521	18.5%
2	79,278,860	79.8%	74,717,496	73.6%
3	5,868,574	5.9%	8,016,707	7.9%

Total	$99,378,237	100.0%	$101,537,724	100.0%

Results of Operations

The following table represents the operating results for the for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total investment income	$2,201,400	$1,642,597	$6,423,683	$4,798,971
Less: Net expenses	1,161,363	896,443	3,131,579	2,583,360
Net investment income	1,040,037	746,154	3,292,104	2,215,611
Net realized gains (losses) on investments	883,463	(139,062)	999,193	(60,001)
Net change in unrealized gains (losses) on investments	914,993	263,557	(343,538)	120,533
Net increase in net assets resulting from operations	$2,838,493	$870,649	$3,947,759	$2,276,143

Investment Income

Investment income for the three and nine months ended September 30, 2020 and 2019, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Dividend income	$286,822	$-	$721,586	$-
Interest from investments	1,912,038	1,642,597	5,632,858	4,628,272
Other income	2,540	-	69,239	170,699
Total investment income	$2,201,400	$1,642,597	$6,423,683	$4,798,971

For the three months ended September 30, 2020 and 2019

Investment income increased to approximately $2.2 million for the three months ended September 30, 2020 from approximately $1.6 million for the same period in the prior year, primarily due to an increase in interest and dividend income as a result of an increase in the size of our investment portfolio. Our investment portfolio, at par, excluding U.S. government securities, increased from approximately $80.6 million as of September 30, 2019, to approximately $92.4 million as of September 30, 2020.

For the nine months ended September 30, 2020 and 2019

Investment income increased to approximately $6.4 million for the nine months ended September 30, 2020 from approximately $4.8 million for the same period in the prior year, primarily due to an increase in interest and dividend income as a result of an increase in the size of our investment portfolio. Our investment portfolio, at par, increased from $80.6 million as of September 30, 2019 to $92.4 million as of September 30, 2020.

Expenses

Operating expenses for the three and nine months ended September 30, 2020 and 2019 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Management fees	$348,759	$372,100	$1,048,144	$1,008,223
Incentive fees	243,902	70,056	634,817	390,713
Other operating expenses	292,486	157,083	644,677	466,580
Interest and debt financing expenses	307,323	383,835	967,902	1,194,486
Management fee waiver	(31,107)	(86,631)	(131,913)	(188,985)
Incentive fee waiver	-	-	(32,048)	(287,657)
Expense reimbursement	-	-	-	-
Net expenses	$1,161,363	$896,443	$3,131,579	$2,583,360

For the three months ended September 30, 2020 and 2019

Net expenses increased to approximately $1.2 million for the three months ended September 30, 2020 from approximately $0.9 million for the same period in the prior year, primarily due to an increase in incentive fees as a result of higher investment income.

For the nine months ended September 30, 2020 and 2019

Net expenses increased to approximately $3.1 million for the nine months ended September 30, 2020 from approximately $2.6 million for the same period in the prior year, primarily due to an increase in incentive fees as a result of higher investment income and an increase in other operating expenses as a result of an increase in the size of our investment portfolio.

In order to meet the diversification tests required to qualify as a RIC, the Company, on September 30, 2020, acquired $8,000,000 in face value of short-term U.S. Treasury Bills. This transaction had the effect of increasing management fees payable to Flat Rock Global by $31,107 for a total gross management fee of $348,759. However, Flat Rock Global did not charge the Company for the portion relating to the acquisition of short-term U.S. Treasury Bills which equaled $31,107. For the nine months ended September 30, 2020 and 2019, the Company incurred management fees of $1,048,144 and $1,008,223, respectively, of which $131,913, and $188,985, respectively, were waived by Flat Rock Global.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2020 and 2019, net change in unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net change in unrealized gains (losses) on investments	$914,993	$263,557	$(343,538)	$120,533

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the nine months ended September 30, 2020 and 2019, we had net unrealized depreciation of approximately $0.47 million and approximately net unrealized appreciation of $0.13 million, respectively. The increase in net unrealized depreciation was due primarily to the negative economic impact and the increased uncertainty caused by COVID-19.

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

Our primary use of funds is investments in Senior Loans, payments of our expenses and distributions to holders of our common stock. We commenced our private offering of shares on June 29, 2017. As of September 30, 2020, we sold shares of common stock for gross proceeds of approximately $61.7 million. As of September 30, 2020, we had cash and cash equivalents of approximately $2.5 million. As of September 30, 2020, we had approximately $33.8 million outstanding under the Credit Facility.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of September 30, 2020, the Company had an asset coverage ratio of 273%.

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

Capital Contributions

During the nine months ended September 30, 2020, the Company issued and sold 171,609 shares at an aggregate purchase price of $3,355,149.

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

The following table reflects the cash distributions per share that we declared and paid on our common stock during the nine months ended September 30, 2020 and 2019:

The following table reflects the distributions declared on shares during the nine months ended September 30, 2020:

				Total
Declaration	Record	Per	Payment	Distributions
Date	Date	Share	Date	Declared
11/12/2019	1/24/2020	$0.114	2/6/2020	$322,944
11/12/2019	2/24/2020	0.114	3/6/2020	322,863
2/25/2020	3/26/2020	0.114	4/8/2020	327,145
2/25/2020	4/26/2020	0.114	5/6/2020	327,734
2/25/2020	5/26/2020	0.114	6/6/2020	312,501
5/11/2020	6/24/2020	0.114	7/6/2020	330,169
5/11/2020	7/24/2020	0.114	8/6/2020	332,237
5/11/2020	8/26/2020	0.114	9/8/2020	338,209
8/11/2020	9/25/2020	0.114	10/6/2020(1)	329,165
				$2,942,967

(1)	As of September 30, 2020, this distribution had not been paid, which consisted of a cash dividend of $282,320 and dividends reinvested of $46,844. See balance payable on the Consolidated Statements of Assets and Liabilities, as well as disclosure of payment noted in Note 11 to the consolidated financial statements.

The following table reflects the distributions declared on shares during the nine months ended September 30, 2019:

				Total
Declaration	Record	Per	Payment	Distributions
Date	Date	Share	Date	Declared
11/13/2018	1/26/2019	$0.108	2/6/2019	$201,660
11/13/2018	2/26/2019	0.108	3/6/2019	209,035
2/28/2019	3/26/2019	0.108	4/8/2019	213,723
3/28/2019	4/26/2019	0.111	5/6/2019	224,726
3/28/2019	5/26/2019	0.111	6/6/2019	227,886
5/14/2019	6/26/2019	0.111	7/6/2019(1)	266,832
5/14/2019	7/26/2019	0.114	8/6/2019	284,194
5/14/2019	8/26/2019	0.114	9/6/2019	295,882
8/12/2019	9/26/2019	0.114	10/7/2019	299,494
				$2,223,432

(1)	As of September 30, 2019, this distribution had not been paid, which consisted of a cash dividend of $247,694 and dividends reinvested of $51,800. See balance payable on the Consolidated Statements of Assets and Liabilities.

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

The following table reflects the common stock issued pursuant to the DRIP during the nine months ended September 30, 2020:

Declaration	Record	Payment
Date	Date	Date	Shares
11/12/2019	1/24/2020	2/6/2020	2,695
11/12/2019	2/24/2020	3/6/2020	2,701
2/25/2020	3/26/2020	4/8/2020	2,826
2/25/2020	4/26/2020	5/6/2020	2,875
2/25/2020	5/26/2020	6/6/2020	2,695
5/11/2020	6/24/2020	7/6/2020	2,862
5/11/2020	7/24/2020	8/6/2020	2,842
5/11/2020	8/26/2020	9/8/2020	2,831
8/11/2020	9/25/2020	10/6/2020	2,346
			24,673

The following table reflects the common stock issued pursuant to the DRIP during the nine months ended September 30, 2019:

Declaration	Record	Payment
Date	Date	Date	Shares
3/28/2019	5/26/2019	6/6/2019	2,208
5/14/2019	6/26/2019	7/6/2019	2,220
5/14/2019	7/26/2019	8/6/2019	2,503
5/14/2019	8/26/2019	9/6/2019	2,605
8/12/2019	9/26/2019	10/7/2019	2,605
			12,141

Repurchases of Shares

As a result of the Company’s compliance with the requirements set forth in the SBCAA, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective May 30, 2019.

Beginning with the tender offer that commenced on April 1, 2019, the Company commenced its share repurchase program, whereby it intends to offer to repurchase up to 5% if its issued and outstanding shares on a quarterly basis through registered tender offers. As a result of the uncertainty and volatility in the capital markets as a result of COVID-19, the Board did not approve tender offers for the quarters ended March 31, 2020, June 30, and September 30, 2020. The Board will evaluate whether to approve a tender offer for the quarter ending December 31, 2020. The table below shows the effects of the quarterly repurchase offers made by the Company during the nine months ended September 30, 2020:

Repurchase Offer Date	Repurchase Date	Number of Shares Repurchased	Percentage of Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
1/9/2020	2/7/2020	11,009	100%	$19.77	$217,583
8/13/2020	9/16/2020	103,687	100%	19.97	2,070,626

TOTAL		114,696			$2,288,209

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

3.	the members of the valuation committee of our Board review and discuss the preliminary valuation prepared by Flat Rock Global and that of the independent valuation firm; and

4.	our Board will discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of Flat Rock Global, an independent valuation firm and the members of the valuation committee.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2020 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility, net	$33,816,260	$-	$-	$33,816,260	$-
Total contractual obligations	$33,816,260	$-	$-	$33,816,260	$-

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

We have analyzed the potential impact of changes in interest rates on interest income from our investments. Assuming that our investments as of September 30, 2020 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical increase of 1.0% in interest rates would cause a corresponding increase of $248,713 to our interest income. Conversely, a hypothetical decrease of 1% would cause a corresponding decrease interest income of $74,614, due to the LIBOR floors in place.

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the statements of assets and liabilities and other business developments that could magnify or diminish our sensitivity to interest rate changes, nor does it account for divergences in LIBOR and the commercial paper rate, which have historically moved in tandem but, in times of unusual credit dislocations, have experienced periods of divergence. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

As of September 30, 2020, all of the debt investments in our portfolio were at floating rates.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of September 30, 2020 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of September 30, 2020, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 19, 2020, except for the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, the Company issued and sold 79,078 shares of its common stock at an aggregate purchase price of $1.6 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4 (a)(2) and Rule 506(b) of Regulation D thereof.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

2.1	Agreement and Plan of Reorganization between Flat Rock Capital Corp. and Flat Rock Core Income Fund (Incorporated by reference to Exhibit A to the Prospectus/Proxy Statement contained within the Registration Statement on Form N-14 8C filed by Flat Rock Core Income Fund (SEC File No. 333-239281) on June 19, 2020.)

3.1	Articles of Incorporation of Flat Rock Capital Corp. (Incorporated by reference to the initial filing of the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on March 24, 2017.)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

3.3	Bylaws (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 (SEC File No. 000- 55767) filed with the SEC on May 1, 2017.)

10.1	Investment Advisory Agreement (Incorporated by reference to Amendment No. 2 in the Registration Statement on Form 10 (SEC file No. 000-55767) filed with the SEC on May 19, 2017.)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 23, 2017.)

10.3	Administration Agreement (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (SEC File No. 000-55767) filed with the SEC on May 19, 2017.)

10.4	Custody Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 14, 2017.)

10.5	Loan and Security Agreement among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Lenders party thereto, and State Bank and Trust Company as agent for the Lenders, dated October 12, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2018.)

10.6	First Amendment to Loan and Security Agreement by and among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Existing Lender party thereto, State Bank and Trust Company as agent for the Lenders and Hitachi Capital America Corp. as a New Lender, dated December 10, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2018.)

10.7	Second Amendment to Loan and Security Agreement by and among FRC Funding I, LLC as borrower, Flat Rock Capital Corp. as servicer, the Existing Lender Party thereto, Cadence Bank, N.A., as successor-by-merger to State Bank and Trust Company, as agent for the Lenders and Hitachi Capital America Corp. as a Lender, dated as of May 31, 2019 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2019.)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flat Rock Capital Corp.

Date: November 13, 2020	/s/ Robert K. Grunewald
	Name:	Robert K. Grunewald
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	/s/ Richard A. Petrocelli
	Name:	Richard A. Petrocelli
	Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)